Form 10-Q
period 1996-06-30
AVIATOR ALES INC
filed 1996-08-19
CIK 924952

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           _________________________

                                 FORM 10-QSB
                           _________________________

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 1996

                      Commission File Number  33-81536-LA

                               AVIATOR ALES, INC.

                 (Exact name of registrant as specified in charter)

                 Delaware                              91-1633491
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)             Identification Number)


                           _________________________

                              14316 NE 203rd St.
                            Woodinville, Washington 98072
                                 (206)-487-0717

                (Address, including Zip code, and telephone number, including area code, of registrant's principal executive offices)

                           _________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.                 [X] YES        [ ] NO


Transitional Small Business Disclosure Format             [ ] YES        [X] NO


        Number of shares of common stock outstanding as of June 30, 1996:
                       7,460,086 shares, $.001 par value
===============================================================================


                               AVIATOR ALES, INC.

                               INDEX TO FORM 10-Q


===============================================================================
Part I - Financial Information

         Item 1 -- Financial Statements

                   Balance Sheet - June 30, 1996 and December 31, 1995 . . . 3 Statement of Operations -
                     Three Months and Six Months Ended
                     June 30, 1996 and June 30, 1995 . . . . . . . . . . . .  4

                   Statement of Cash Flows -
                     Six Months Ended June 30, 1996 and 1995 . . . . . . . .  5

                   Notes to Financial Statements . . . . . . . . . . . . . .  6

         Item 2 -- Management's Discussion and Analysis of
                     Financial Condition and Results of Operations. .. . . .  9

Part II - Other Information

         Item 6 -- Exhibits and Reports on Form 8-K . . . . . . . . . . . .  11

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12


                               AVIATOR ALES, INC.
                          (A Development Stage Company)

                                  Balance Sheet

                                                      June 30,
                                                        1996       December 31,
ASSETS                                              (unaudited)        1995
                                                    ------------   ------------
Current assets:
     Cash and cash equivalents                      $    27,817    $   226,401
     Accounts receivable                                225,447         48,870
     Inventories                                        285,484        244,273
     Other current assets, net                           40,465         57,912
                                                    ------------   ------------

     Total current assets                               579,213        577,456

Property and equipment, net                           2,247,167      2,153,851
Deferred stock offering costs                            68,006              -
Other non-current assets, net                            15,296         16,361
                                                    ------------   ------------

Total assets                                        $ 2,909,682    $ 2,747,668
                                                    ============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                               $   388,668    $   202,312
     Accrued liabilities                                 65,327         29,552
     Payable to parent and affiliated companies, net    387,889         28,111
                                                    ------------   ------------

     Total current liabilities                          841,884        259,975

Mortgage note payable                                    50,000         50,000
Advance from affiliate                                  275,000        250,000
Deferred rent                                            64,950         47,951
                                                    ------------   ------------

                                                      1,231,834        607,926
                                                    ------------   ------------

Commitments

Shareholders' equity:
     Common stock, $.001 par value -
       10,000,000 shares authorized,
       7,460,086 and 7,460,226 shares outstanding         7,461          7,461
     Additional paid-in capital                       2,577,649      2,577,649
Deficit accumulated during the development stage       (907,262)      (445,368)
                                                    ------------   ------------

                                                      1,677,848      2,139,742
                                                    ------------   ------------

Total liabilities and shareholders' equity          $ 2,909,682    $ 2,747,668
                                                    ============   ============

    The accompanying notes are an integral part of this financial statement.


                               AVIATOR ALES, INC.
                          (A Development Stage Company)

                             Statement of Operations
                                   (unaudited)


                       Three Months Ended June 30,    Six Months Ended June 30,
                           1996          1995            1996          1995
                       ------------  ------------    ------------  ------------

Gross sales                472,136         4,817         746,241         6,772
Less: excise taxes          22,611             -          37,966             -
                       ------------  ------------    ------------  ------------
Net Sales                  449,525         4,817         708,275         6,772

Cost of sales              495,225           787         824,865         2,735
                       ------------  ------------    ------------  ------------

Gross profit (deficit)     (45,700)        4,030        (116,590)        4,037

Selling, general and       188,327        90,902         345,346       185,875
  administrative expenses
                       ------------  ------------    ------------  ------------

Loss from operations      (234,027)      (86,872)       (461,936)     (181,838)

Other income (expense)
     Interest income           360        33,288           2,292        63,256
     Interest expense       (1,125)       (1,250)         (2,250)       (2,500)
                       ------------  ------------    ------------  ------------
                              (765)       32,038              42        60,756
                       ------------  ------------    ------------  ------------

Net loss               $  (234,792)  $   (54,834)    $  (461,894)  $  (121,082)
                       ============  ============    ============  ============
Net loss per
  common share         $     (0.04)  $     (0.01)    $     (0.08)  $     (0.02)
                       ============  ============    ============  ============
Weighted average
  number of common
  shares outstanding     5,330,275     7,454,546       6,040,259     7,454,546
                       ============  ============    ============  ============

    The accompanying notes are an integral part of this financial statement



                                    AVIATOR ALES, INC.
                              (A Development Stage Company)

                                Statement of Cash Flows
                                       (Unaudited)



                                                  Six Months Ended June 30,
                                                    1996             1995
                                                 -----------      -----------

Cash flows from operating activities:
 Net loss                                        $ (461,894)      $ (121,082)
 Reconciliation of net loss to net cash used
   for operating activities:
   Depreciation and amortization                     77,458               -
   Changes in assets and liabilities:
    Accounts receivable                            (176,577)              -
    Inventories                                     (41,211)          (4,901)
    Other current assets                             17,447           20,108
    Other non-current assets                          1,065           (1,000)
    Accounts payable                                186,356           16,772
    Accrued liabilities                              35,775            5,311
    Payables to parent and affiliated companies     359,778          (19,585)
                                                 -----------      -----------
    Net cash used for operating activities           (1,803)        (104,377)

Cash flows from investing activities:
    Purchases of property and equipment            (225,774)        (708,127)
    Sale of asset                                    55,000               -
                                                 -----------      -----------
    Net cash used for investing activities         (170,774)        (708,127)

Cash flows from financing activities:
    Cash advances from affiliated company            25,000               -
    Deferred rent                                    16,999               -
    Deferred stock offering costs                   (68,006)              -
                                                 -----------      -----------
Net cash (used for) provided by financing
    activities                                      (26,007)              -

Net decrease in cash and cash equivalents          (198,584)        (812,504)

Cash and cash equivalents:
   Beginning of period                              226,401        2,490,777

   End of period                                 $   27,817       $1,678,273
                                                 ===========      ===========

                                AVIATOR ALES, INC.

                          NOTES TO FINANCIAL STATEMENTS


DEVELOPMENT STAGE COMPANY

Aviator Ales, Inc. (the Company) was formed on February 14, 1994 to produce and sell hand-crafted ales under its own label "Aviator Ales" in the State of Washington. To achieve its goal, the Company has built a brewery in an 18,948 square foot leased facility in Woodinville, Washington. The brewery has an initial production capacity of 11,700 barrels per year with a maximum designed production capacity of 125,000 barrels per year.

The Company is a development stage company that was organized under the laws of the State of Delaware. From the date of inception (February 14, 1994) through June 30, 1996, the Company's efforts have been directed toward organizing and completing a public offering of shares of its common stock and building, equipping and operating its brewery. The Company is a majority owned subsidiary of Willamette Valley, Inc. Microbreweries across America ("WVI"), a company organized to establish microbreweries throughout the United States. At June 30, 1996, WVI owned approximately 51% of the Company's common stock.


BASIS OF PRESENTATION

The accompanying interim financial statements are unaudited and have been prepared by Aviator Ales, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting standards have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period presented. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 filed with the Securities and Exchange Commission. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.


Inventories

Inventories consist of the following:

                                               June 30,       December 31,
                                                 1996             1995
                                             -----------     -----------
Raw Materials                                 $  102,319      $   48,589
Work-in-process                                   92,973          30,100
Finished Goods                                    60,027         147,992
Retail Products                                   30,165          17,592
                                             -----------     -----------
                                                $285,484       $ 244,273



                                AVIATOR ALES, INC.

                      NOTES TO FINANCIAL STATEMENTS (Continued)

Property and Equipment
Property and equipment consists of the following:

                                               June 30,       December 31,
                                                 1996             1995
                                             -----------     -----------
Land and improvements                         $   98,455      $   98,455
Leasehold improvements                           597,031         543,820
Brewery equipment                              1,623,930       1,527,269
Office furniture and equipment                    12,586          10,162
Vehicles                                          19,490          19,490
                                             -----------     -----------
                                               2,351,492       2,199,196
Less accumulated depreciation and
  amortization                                  (104,325)        (45,345)
                                             -----------     -----------
                                              $2,247,167      $2,153,851

Income Taxes

No benefit for income taxes was recognized for the periods ended June 30, 1995 and 1996 in the accompanying statement of operations as there can be no assurance that the Company will generate taxable income in the future against which such benefits could be realized. Accumulated net operating loss carryforwards at June 30, 1996 and December 31, 1995 were $1,042,000 and $580,000, respectively.

Shareholders' Equity

The Company has filed a registration statement with the Securities and Exchange Commission to sell an additional 820,000 shares of its common stock at a proposed offering price of $1.85 per share. The amount raised to date is approximately $400,000 and has been placed into an escrow account. The funds will be available to the Company once the escrow amount exceeds $650,000.

In March 1996, the board of directors of WVI authorized WVI to contribute 2,129,871 of its 4,845,455 shares in the Company to the Company for no consideration in contemplation of the stock offering; the Company, in turn, retired these shares. This transaction reduced WVI's ownership in the Company from approximately 65% to approximately 51%.

Related Party Transactions

For the three months ended June 30, 1996, the Company purchased management and administrative services from WVI at a total cost of $8,100. WVI contracts for certain of these services under a general services agreement between WVI and Nor'Wester Brewing Company, Inc. (Nor'Wester), an affiliated company. The Company also purchased stock transfer services from Willamette Valley Vineyard, Inc. ("WVV"), an affiliated company, for $2,475 for the three months ended June 30, 1996. In conjunction with the Company's stock offering, the Company has been charged an aggregate of $15,700 by WVI, Nor'Wester, and WVV for stock offering services.

In 1996, Nor'Wester purchased from the Company $55,000 of 1/2 barrel kegs to be used for production of Nor'Wester beer under the Cooperative Brewing
Agreement. In addition, the Company has agreed to cooperatively brew and bottle beer for Bayhawk Ales, Inc. ("Bayhawk"), another majority-owned subsidiary of WVI. In accordance with this agreement, Bayhawk advanced
$25,000 to the Company in April 1996 for the purchase of raw materials.
Sales of beer by the Company to the affiliates through the second quarter of 1996 totaled $78,908.




                                AVIATOR ALES, INC.

                     NOTES TO FINANCIAL STATEMENTS (Continued)

Net Loss Per Share

Net loss per common share is calculated based on the weighted average number of common shares outstanding. Shares owned by the Company's parent, WVI, are held in escrow and are included in the weighted average number of common shares outstanding.





                                AVIATOR ALES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 1996

Gross Sales.   The Company began brewing beer in August 1995.  Sales from beer and retail products totaled $472,136 for the three months ended June 30, 1996. Revenues included an arrangement by the Company with a national beer club, Beers Across America, whereby the Company sold over 25,000 six-packs of beer at cost which were then shipped to members throughout the United States.
The Company has also shown positive response on its initial sale of beer to a specialty store in California, with an initial order of 14,000 cases and a current re-order of 4,200 cases. The Company introduced its India Pale Ale in the second quarter of 1996; it is available in both draft and six-packs. Aviator India Pale Ale is authorized in five major grocery chains throughout Washington and has garnered enough interest to secure its availability as a year round product. Revenues, from the comparable period in 1995, totaled $4,817 and were limited to the sale of retail merchandise such as T-shirts and hats as the brewery had not yet commenced operations.

Excise Taxes.   Excise taxes were $22,611 (5% of net sales) for the three
months ended June 30, 1996. There were no excise taxes during the same period in 1995, as production and sale of beer did not commence until August 1995.

Cost of Sales. Cost of sales as a percentage of net revenues for the second quarter ended 1996 was 110%, reflecting the disproportionate cost of production for goods sold during a period when the facility was operating at less than its maximum designed capacity, as well as development-stage production costs such as recipe testing. With the introduction of its product to surrounding states, the Company has also experienced an increase in shipping costs.
Cost of sales as a percentage of net revenues for the comparable period in the prior year was 16% reflecting the cost of the retail merchandise sold during the quarter.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the three months ended June 30, 1996 totaled $188,327 as compared to $90,902 for the comparable period in 1995. This is primarily due to higher management and administrative support required when the Company commenced operations.


Six Months Ended June 30, 1996

Gross Sales.   Sales from beer and retail products totaled $746,241 for the six months ended June 30, 1996. Revenues from the comparable period in 1995 totaled $6,772 and were limited to the sale of retail merchandise such as T-shirts and hats as the brewery had not yet commenced operations.

Excise Taxes.   Excise taxes were $37,966 (5% of net sales) for the six months ended June 30, 1996. There were no excise taxes during the same period in 1995, as production and sale of beer did not commence until August 1995.



                                AVIATOR ALES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Ended June 30, 1996 (cont.)

Cost of Sales. Cost of sales as a percentage of net revenues for the first half of 1996 was 116%, reflecting the disproportionate cost of production for goods sold during a period when the facility was operating at less than its maximum designed capacity, as well as development-stage production costs such as recipe testing. Cost of sales as a percentage of net revenues for the comparable period in the prior year was 40% reflecting the cost of the retail merchandise sold during the quarter.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the six months ended June 30, 1996 totaled $345,346 as compared to $185,875 for the comparable period in 1995. This is primarily due to higher management and administrative support required when the Company commenced operations. The Company also hired a professional sales manager in the second quarter of 1996; he was responsible for successful product placement in four large, multi-state grocery chains.

The following discussion contains forward-looking statements that involve risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, pricing and availability of raw materials and packaging, successful execution of internal performance and expansion plans, impact of competition, distributor changes, availability of financing, legal proceedings, and other risks detailed in the Company's Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

Liquidity and Capital Resources

For the quarter ended June 30, 1996, cash and cash equivalents decreased $198,584 primarily due to operating losses of $461,894. Other uses of funds include an increase in accounts receivable of $176,577, an increase in inventories of $41,211, purchases of property and equipment of $225,774 and an increase in deferred stock offering costs of $68,006. Primary sources of funds include an increase in accounts payable of $186,356, and increase in accrued expenses of $35,775, sale of asset for $55,000, an increase in deferred rent of $16,999, a decrease in current assets of $17,447, an increase in amounts payable to affiliated companies of $359,778 and an increase in advance from affiliates of $25,000.

The Company will be dependent upon proceeds from debt or equity financing as cash flows from operations are not expected to be sufficient to satisfy the Company's working capital needs for the next twelve months.

The Company has filed a registration statement with the Securities and Exchange Commission to sell up to 820,000 shares of its Common Stock at a proposed offering price of $1.85 per share. This offering, if completed, will generate net proceeds of approximately $1.3 million, which will provide the Company with sufficient funds, in order of priority, to: sustain operations for the next twelve months, purchase equipment to expand production to 39,000 barrels per year; repay WVI the $240,000 of its loan to the Company; purchase additional equipment for brewing purposes. The preceding description represents the Company's best estimate of its expected use of the net offering proceeds based upon its present plans. However, events may require changes in the use of proceeds if, in management's opinion, it is in the bests interests of the Company. If, for any reason, the Company is unable to finance future expansion and working capital requirements through its planned second self-underwritten public offering of common stock, alternative methods of financing would have to be developed. No assurance can be given that the planned offering will be successful or that alternative methods of financing would be available on terms acceptable to the Company or at all. Having to develop alternative means of financing would likely slow expansion and such alternative financing may be more costly. The Company's inability to obtain additional capital would result in a material adverse effect on the Company's business and results of operations.

AVIATOR ALES, INC.

PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

 (a) Exhibits:  None

 (b) No reports were filed on Form 8-K during the quarter for which this report is filed.






SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AVIATOR ALES, INC.




Date:                           By: /s/ Dusty Wyant
                                    ---------------
                                    Dusty Wyant
                                    General Manager




17