Form 10QSB
period 1996-09-30
AVIATOR ALES INC
filed 1996-11-20
CIK 924952

========================================================
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                 __________________________________

                              FORM 10-QSB
                 __________________________________

              Quarterly Report Pursuant to Section 13 or
             15 (d) of the Securities Exchange Act of 1934

              For the Quarter Ended September 30, 1996

                 Commission File Number  33-81536-LA

                      AVIATOR ALES, INC.

         (Exact name of registrant as specified in charter)

          Delaware                               91-1633491
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)       Identification Number)


                 __________________________________


                         14316 NE 203rd St.
                    Woodinville, Washington 98072
                           (206)-487-0717

        (Address, including Zip code, and telephone number,
          including area code, of registrant's principal
                          executive offices)

                 __________________________________

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


Number of shares of common stock outstanding as of
September 30, 1996 7,460,086 shares, $.001 par value
   =======================================================


                      AVIATOR ALES, INC.

                      INDEX TO FORM 10-Q

   ========================================================
   Part I - Financial Information

       Item 1 -- Financial Statements

         Balance Sheet - September 30, 1996 and December
         31, 1995. . . . . . . . . . . . . . . . . . .   3
         Statement of Operations - Three Months and Nine
         Months Ended September 30, 1996 and September 30,
         1995. . . . . . . . . . . . . . . . . . . . .   4

         Statement of Cash Flows - Nine Months Ended
         September 30, 1996 and 1995 . . . . . . . . .   5

         Notes to Financial Statements . . . . . . . .   6

       Item 2 -- Management's Discussion and Analysis of
         Financial Condition and Results
         of Operations . . . . . . . . . . . . . . . .   9

   Part II - Other Information

       Item 6 -- Exhibits and Reports on Form 8-K . .   13

       Signatures . . . . . . . . . . . . . . . . . .   14

                      AVIATOR ALES, INC.
                (A Development Stage Company)

                         Balance Sheet

                         September 30,
                              1996             December 31,
ASSETS                     (unaudited)             1995
                           ___________         ____________
Current Assets:
   Cash and cash
    equivalents            $  106,437           $   226,401
   Accounts receivable        185,623                48,870
   Inventories                450,418               244,273
   Other current assets,
    net                       115,391                57,912
                           ___________           __________
   Total current assets       857,869               577,456

Property and equipment,
 net                        2,232,347             2,153,851
Other non-current
 assets, net                    4,760                16,361
                           ___________         ____________
Total assets               $3,094,976          $  2,747,668
                           ===========         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable        $  512,177          $    202,312
   Accrued liabilities        124,809                29,552
   Current portion of
    capital lease               3,964                     -
   Payable to parent and
    affiliated companies,
    net                       563,160                28,111
                           ___________          ___________
   Total current
    liabilities             1,204,110               259,975

Capital Lease                   8,722                     -
Mortgage note payable          50,000                50,000
Advance from affiliate        275,000               250,000
Deferred rent                  73,449                47,951
                           ___________          ___________
                            1,611,281               607,926
                           ___________          ___________
Commitments

Shareholders' equity:
   Common stock, $.001 par
    value - 10,000,000 shares
    authorized, 5,803,597
    and 7,460,226 shares
    outstanding                 7,461                 7,461
   Additional paid-in
    capital                 2,577,649             2,577,649
Deficit accumulated during
 the development stage     (1,101,415)             (445,368)
                           ___________          ____________
                            1,483,695             2,139,742

Total liabilities and
 shareholders' equity      $3,094,976           $ 2,747,668
                           ===========          ============


                        AVIATOR ALES, INC.
                 (A Development Stage Company)

                    Statement of Operations
                           (Unaudited)



              Three Months Ended          Nine Months Ended
                   September 30,              September 30,
                1996       1995         1996           1995
              _______    _______      _________      _______
Gross sales   911,662     16,058      1,657,903       22,830
Less: excise
 taxes         29,341      1,694         67,307        1,694
              _______    _______      _________      _______
Net sales     882,321     14,364      1,590,596       21,136

Cost of sales 672,916     20,000      1,497,781       22,735
              _______    _______        _______      _______
Gross profit
 (deficit)    209,405     (5,636)        92,815       (1,599)

Selling, general and
 administrative
 expenses     183,894    129,318        529,240      315,193
              _______    ________      _________    _________
Loss from
 operations    25,511   (134,954)      (436,425)    (316,792)

Other income
 (expense)
   Other
    expense  (219,330)         -       (219,330)           -
   Interest
    income        894     13,315          3,185       76,446
   Interest
    expense    (1,228)    (1,125)        (3,477)      (3,500)
             _________   ________      _________     _______
             (219,664)    12,190       (219,622)      72,946
             _________   ________      _________     _______

Net income (loss)
            $(194,153)  $(122,764)     $(656,047)   $(243,846)
             =========  ==========     ==========   ==========
Net loss per
 common share $ (0.04)  $   (0.02)    $    (0.11)   $   (0.03)
               =======  ==========     ==========   ==========

Weighted average
number of
common shares
outstanding 5,330,275   7,454,546      5,803,597    7,454,546
            =========   =========     ==========   ===========

                      AVIATOR ALES, INC.
                 (A Development Stage Company)

                    Statement of Cash Flows
                           (Unaudited)



                            Nine Months Ended September 30,
                               1996                1995
                          _____________       _____________
Cash flows from operating
 activities:

   Net (loss)             $  (656,047)          $ (243,846)
   Reconciliation of net loss
    to net cash used (provided)
    by operating activities:
    Depreciation and
     amortization             115,996               11,497
    Changes in assets
     and liabilities:
     Accounts receivable     (136,753)             (15,000)
     Inventories             (206,145)            (106,746)
     Other current assets     (57,479)               9,469
     Other non-current assets  11,601              (11,000)
     Accounts payable         309,865              111,833
     Accrued liabilities       95,257               38,638
     Payables to parent and
      affiliated companies    535,049              (39,884)
                             ________              ________
   Net cash (used for) provided
    by operating activities    11,344             (245,039)

Cash flows from investing activities:
   Purchases of property and
    equipment                (249,492)          (1,772,601)
   Sale of asset               55,000                    -
                             ________              ________
   Net cash used for
    investing activities     (194,492)          (1,772,601)

Cash flows from financing
 activities:
   Payments on capital lease     (314)                   -
   Proceeds from capital lease 13,000                    -
   Cash advances from
    affiliated company         25,000                    -
   Deferred rent               25,498                    -
   Deferred stock
    offering costs                  -              (10,927)
                             _________             _________
   Net cash used for
    financing activities      (63,184)             (10,927)
                             _________             _________
Net increase (decrease) in cash
 and cash equivalents        (119,964)          (2,028,567)

Cash and cash equivalents:
   Beginning of period        226,401            2,490,777
                            ___________          ___________

   End of period            $ 106,437            $ 462,210
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

The Company is a development stage company that was
organized under the laws of the State of Delaware. From the date of inception (February 14, 1994) through September 30, 1996, the Company's efforts have been directed toward: 1) organizing and completing a public offering of shares of its Common Stock, 2) building and equipping its brewery, 3) developing and beginning production of six distinct styles of hand-crafted ales, and 4) establishing a network of independent distributors. The Company is a majority owned subsidiary of Willamette Valley, Inc. Microbreweries across America ("WVI"), a company organized to establish microbreweries throughout the United States. At September 30, 1996, WVI owned approximately 51% of the Company's common stock.


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


Inventories

Inventories consist of the following:

                             September 30,      December 31,
                                 1996               1995
                             _____________      ____________
Raw materials                $     139,967       $    48,589
Work-in-process                     91,885            30,100
Finished goods                     106,065           147,992
Retail products                    112,501            17,592
                             _____________      ____________
                             $     450,418       $   244,273
                             =============      ============


                      AVIATOR ALES, INC.

           NOTES TO FINANCIAL STATEMENTS (Continued)

Property and Equipment

Property and equipment consists of the following:
                             September 30,      December 31,
                                 1996               1995
                             _____________      ____________

Land and improvements        $      98,455      $     98,455
Leasehold improvements             597,031           543,820
Brewery equipment                1,646,606         1,527,269
Office furniture and equipment      13,861            10,162
Vehicles                            19,490            19,490
                             _____________      ____________

                                 2,375,443         2,199,196

Less accumulated depreciation
 and amortization                 (143,096)          (45,345)
                             ______________     ______________

                             $   2,232,347      $  2,153,851
                             ==============     ==============

Income Taxes

No benefit for income taxes was recognized for the periods ended September 30, 1995 and 1996 in the accompanying statement of operations as there can be no assurance that the Company will generate taxable income in the future against which such benefits could be realized. Accumulated net operating loss carryforwards at September 30, 1996 and December 31, 1995 were $1.2 million and $580,000, respectively.

Shareholders' Equity

The Company has filed a registration statement with the Securities and Exchange Commission to sell an additional
820,000 shares of its common stock at a proposed offering price of $1.85 per share. The amount raised to date is approximately $547,000 and has been placed into an escrow account.

In March 1996, the board of directors of WVI authorized WVI to contribute 2,129,871 of its 4,845,455 shares in the Company to the Company for no consideration in contemplation of the stock offering; the Company, in turn, retired these shares. This transaction reduced WVI's ownership in the Company from approximately 65% to approximately 51%.

Related Party Transactions

For the three months ended September 30, 1996, the Company purchased management and administrative services from WVI at a total cost of $2,976. WVI contracts for certain of these services under a general services agreement between WVI and Nor'Wester Brewing Company, Inc. (Nor'Wester), an affiliated
company.   In conjunction with the Company's stock offering,
the Company has been charged an aggregate of $15,700 by WVI, Nor'Wester, and WVV for stock offering services.

In 1996, Nor'Wester purchased from the Company $55,000 of 1/2 barrel kegs to be used for production of Nor'Wester beer under the Cooperative Brewing Agreement. In addition, the Company has agreed to cooperatively brew and bottle beer for Bayhawk Ales, Inc. ("Bayhawk"), another majority-owned subsidiary of WVI. In accordance with this agreement, Bayhawk advanced $25,000 to the Company in April 1996 for the purchase of raw materials. Sales of beer by the Company to the affiliates through the third quarter of 1996 totaled $463,609.






                      AVIATOR ALES, INC.

           NOTES TO FINANCIAL STATEMENTS (Continued)

Net Loss Per Share

Net loss per common share is calculated based on the weighted average number of common shares outstanding.
Shares owned by the Company's parent, WVI, are held in escrow and are included in the weighted average number of common shares outstanding.

Contingencies

In September 1996, the Company's parent, WVI entered into a non-binding letter of intent with The UB Group of Bangalore, India setting forth the proposed terms of the UB Group's planned investment of $9.0 million in cash and certain intangible consideration in exchange for an equity interest in the resulting entity following the proposed consolidation of the Company, WVI, and the Company's affiliates, Nor'Wester, Bayhawk, Mile High Brewing Company, and North Country Brewing Company. Although the parties are proceeding toward signing a definitive agreement setting forth the terms and conditions of the proposed investment, there can be no assurance that an equity investment by The UB Group will be made or, if made, the ultimate terms of such investment.



                      AVIATOR ALES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Actual future results may differ materially depending on a variety of factors, including, but not limited to, pricing and availability of raw materials and packaging, successful execution of internal performance and expansion plans, impact of competition, distributor changes, availability of financing, and other risks detailed below and in the Company's Securities and Exchange Commission filings, including the Company's Registration Statement filed on Form SB-2 relating to its recently terminated public offering and its periodic reports.

Results of Operations

Three Months Ended September 30, 1996

Gross Sales.. Sales in dollars and barrels for the three months ended September 30, 1996 were $911,662 and 4,454, respectively. This compares to sales in dollars and barrels for the comparable period in 1995 of $16,058 and 80, respectively. This represents an increase in revenue for the quarter ended September, 1996 of 5577% over the same period in 1995, and an increase of 5581% in barrels sold for the quarter ended September 1996 over the same period in 1995. This significant increase in sales is attributable to the fact that AAI only commenced its brewing operation during the third quarter of 1995; over the last twelve months, AAI has continued to build its distribution channels, enhanced awareness of its line of ales, developed a growing contingency of loyal customers and participated in cooperative brewing arrangements with affiliated companies. The Company anticipates a decline in gross sales for the fourth quarter due to the seasonal nature of the beer industry; the company also expects a decline in the projected need for cooperative brewing done for affiliated companies. To mitigate some of the cyclical nature of its industry, the company has developed two seasonal ales: Harvest Ale and Winter Flight Ale. The Harvest Ale release will coincide with the autumn months to be followed by the introduction of the Winter Flight Ale during the winter months. Sales of beer under the cooperative brewing agreements with affiliated breweries were $384,700, or 42% of total sales, for three months ended September 30, 1996.

Excise Taxes.   Excise taxes were $29,341 (3% of net sales)
for the three months ended September 30, 1996 as compared to $1,694 (12% of net sales) for the same period in 1995. Excise taxes decreased as a percentage of net sales due to the cooperative brewing agreements with affiliates Nor'Wester Brewing Company and Bayhawk Ales, Inc., where the Company is reimbursed for excise taxes paid that are applicable to the cooperatively brewed beer.

Cost of Sales. Cost of sales as a percentage of net revenues for the third quarter ended 1996 was 76%, reflecting the disproportionate cost of production for goods sold during a period when the facility was operating at less than its maximum designed capacity, as well as development-stage production costs such as recipe testing. With the introduction of its product to surrounding states, the Company has also experienced an increase in shipping costs.
Cost of sales as a percentage of net revenues for the comparable period in the prior year was 139%. In addition, the gross margin on cooperative brewed beer is substantially less than the Company's own products thereby increasing the cost of sales as a percentage of net revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1996 totaled $183,894, or 21% of net sales, as compared to $129,318, or 900% of net sales, for the comparable period in 1995. This is primarily due to higher management and administrative support required when the Company commenced operations and increased selling costs for the quarter ended September 30, 1996. The Company has recently restructured its compensation program for its sales force; the Company will emphasize a commission-based structure thus allowing its sales force to benefit as sales increase.

Other Income and Expenses. In June 1996, the Company commenced a registered public stock offering sell up to 820,000 shares of its Common Stock at a proposed offering price of $1.85 per share. The Company has determined that continuance of the offering was no longer in the best interest of the Company or investors. Accordingly, the Company intends to terminate the offering and return all funds held in escrow, together with interest, to the prospective investors. With the proposed termination of the offering, the Company took a one-time charge for legal and other deferred stock offering costs of $219,330 in the three months ended September 30, 1996.

Nine Months Ended September 30, 1996

Gross Sales.   Sales for the nine months ended September 30,
1996 were $1,657,903, an increase of 7,161% as compared to gross sales of $22,830 for the same period in 1995. This reflects an increase in sales volume from 80 barrels in 1995 to 8,727 in 1996. Sales of beer under the cooperative brewing agreements with affiliated breweries were $463,609, or 28% of the total, for the nine months ended September 30, 1996.

Excise Taxes.   Excise taxes were $67,307 (4% of net sales)
for the nine months ended September 30, 1996 as compared to $1,694 (8% of net sales), for the same period in 1995. Excise taxes decreased as a percentage of net sales due to the cooperative brewing agreements with affiliates Nor'Wester Brewing Company and Bayhawk Ales, Inc., where the Company is reimbursed for excise taxes paid that are applicable to the cooperatively brewed beer.



                      AVIATOR ALES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Nine Months Ended September 30, 1996 (cont.)

Cost of Sales. Cost of sales as a percentage of net revenues for the first three quarters of 1996 was 94%, reflecting the disproportionate cost of production for goods sold during a period when the facility was operating at less than its maximum designed capacity, as well as development-stage production costs such as recipe testing. Cost of sales as a percentage of net revenues for the comparable period in the prior year was 108%. In addition, the margin on cooperative brewed beer is substantially less than the Company's own products thereby increasing the cost of sales as a percentage of net revenues. As sales of the Company's own products continue to expand, the increased capacity utilization and margin on sale price will reduce the cost of sales as a percentage of net revenues.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the nine months ended September 30, 1996 totaled $529,240, or 33% of net sales, as compared to $315,193, or 1,491% of net sales, for the comparable period in 1995. This is primarily due to higher management and administrative support required when the Company commenced operations.

Other Income and Expenses. As discussed above the termination of the offering the Company took a one-time charge for legal and other deferred stock offering costs of $219,330 in the period ended September 30, 1996.


Liquidity and Capital Resources

For the nine months ended September 30, 1996, cash and cash equivalents decreased $119,964 primarily due to increased operating expenses associated with the expansion of sales and production in addition to costs associated with the stock offering of $219,330. Other uses of funds for the period include an increase in accounts receivable of $136,753 due to increased sales, an increase in inventories of $206,145, purchases of brewing and other equipment of $249,492 and an increase in other current assets of $57,479. Primary sources of funds include an increase in accounts payable of $309,865 to support expansion and sales, an increase in accrued expenses of $95,257, an increase in deferred rent of $25,498, a decrease in non-current assets of $11,601, an increase in amounts payable to affiliated companies of $535,049 for the purchase of cooperative brewing equipment and supplies and for administrative and financial support, sale of asset for $55,000, proceeds from a capital lease of $13,000 and an increase in advance from affiliates of $25,000 for cooperative brewing.

The Company will be dependent upon proceeds from debt or equity financing as cash flows from operations are not expected to be sufficient to satisfy the Company's working capital needs for the next twelve months.

To address the liquidity and capital resources concerns of the Company and certain of its affiliated breweries, in September 1996, the Company's parent, WVI and its affiliate Nor'Wester entered into a non-bonding letter of intent with The
UB Group of Bangalore, India setting forth the proposed terms of The UB Group's possible investment of $9.0 million in cash and certain intangible consideration including the grant of an exclusive right to manufacture The UB Group's Kingfisher brand beer for sale in North America and The UB Group's provision of certain management and technical services of craft breweries controlled by WVI and its affiliate, Nor'Wester. Under the terms of the letter of intent, The UB Group's investment will be made in the resulting entity following a proposed consolidation of the Company, WVI and WVI's subsidiaries--
Mile High Brewing Company, Inc., located in Denver, Colorado, Bayhawk Ales, located in Irvine, California, and Nor'Wester and Nor'Wester's subsidiary, North Country Brewing Company, located in Saratoga Springs, New York.

The closing of the proposed investment remains subject to
(i) The UB Group's completion of satisfactory due diligence,
(ii) negotiation and execution of a definitive investment agreement between the parties, (iii) approval by the boards of directors and shareholders of each of the Company, WVI, Nor'Wester and their respective subsidiaries, (iv) registration with the U.S. Securities and Exchange Commission of shares in the resulting entity following consolidation which will be exchanged in the merger, and (v) such other customary conditions for transactions of this type.

Following execution of the letter of intent, The UB Group has provided the WVI/Nor'Wester alliance of craft breweries with bridge loans in the amount of $650,000 to sustain and grow their brewing operations. The UB Group has also indicated that it may, at its discretion, provide additional bridge loans or guarantees on bank loans in such amounts and at such times as are necessary to sustain the breweries' operations until completion of the planned consolidation and closing of the investment. There can be no assurances that additional bridge loans will be made by The UB Group, that an equity investment by The UB Group will ultimately be made or, if made, the final terms of such investment.

The Company commenced a public stock offering in June 1996 to sell up to 820,000 shares of its Common Stock at an offering price of $1.85 per share. It is the Company's intention to terminate such offering in light of the proposed consolidation and the investment from The UB Group. If, for any reason, the proposed consolidation and possible investment does not take place the Company would be unable to finance its future expansion and working capital requirements without alternative sources of financing. Although the Company continues to negotiate with several lenders there can be no assurance that such financing will be available or, if the terms and conditions under which such financing is offered will be acceptable to the Company.
The Company's inability to obtain additional capital would result in a material adverse effect on the Company's business and results of operations.


                      AVIATOR ALES, INC.

                 PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

         (a)    Exhibits: None.

         (b)    Reports on Form 8-K.

                On September 26, 1996, the Company filed a
                Form 8-K in connection with its execution of a non-binding letter of intent with The UB Bangalore, India relating to The UB Group's proposed investment of $9.0 million in cash along with certain other non-cash intangible consideration into the entity resulting from the proposed consolidation of the Company with its affiliates, Willamette Valley Inc. Microbreweries Across America, Bayhawk Ales, Inc., Mile High Brewing Company, Nor'Wester Brewing Company, Inc. and North Country
                Brewing Company. The Form 8-K set forth the terms and conditions of the proposed investment as outlined in the letter of intent, and included as exhibits copies of the letter of intent dated September 18, 1996, a September 26, 1996 press release relating to the matter, and a September 26, 1996 letter to the Company's shareholders describing the matter.




                           SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AVIATOR ALES, INC.




Date:                           By _________________________
                                   Dusty Wyant
                                   General Manager



                           SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AVIATOR ALES, INC.




Date:__________________________________By /s/ Dusty Wyant
                                          Dusty Wyant
                                          General Manager



17