Form 10KSB40
period 1996-12-31
AVIATOR ALES INC
filed 1997-03-31
CIK 924952

--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 1O-KSB

[X] ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                         Commission File Number : 33-81536-LA
                                  AVIATOR ALES, INC.
                    (Name of small business issuer in its charter)
                DELAWARE                                    91-1633491
      (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                   Identification No.)
                                14316 NE 203RD STREET
                            WOODINVILLE, WASHINGTON  98072
                 (Address of principal executive offices and zip code)
                                    (206) 487-0717
                              (Issuer's telephone number)

        SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:   NONE
            SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                              COMMON STOCK, NO PAR VALUE
                                   (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:
Yes [ X ]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year were $1,905,511.

The aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

The number of shares outstanding of the Registrants Common Stock as of February 28, 1997 was 5,331,775 shares.

The index to exhibits appears on page 21 of this document.

Transitional Small Business Disclosure Format (check one):  Yes [   ]  No  [ X ]

                         DOCUMENTS INCORPORATED BY REFERENCE
None.

--------------------------------------------------------------------------------

                              AVIATOR ALES, INC.
                              FORM 10-KSB  INDEX





                                    PART I
                                    ------

                                                                            Page
                                                                            ----

Item 1.       Description of Business                                         2

Item 2.       Description of Property                                         6

Item 3.       Legal Proceedings                                               7

Item 4.       Submission of Matters to a Vote of Security Holders             7

                                   PART II
                                   -------

Item 5.       Market for Common Equity and Related Stockholder Matters        7

Item 6.       Management's Discussion and Analysis or Plan of Operation       7

Item 7.       Financial Statements                                           13

Item 8.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       13

                                   PART III
                                   --------

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act              14

Item 10.      Executive Compensation                                         16

Item 11.      Security Ownership of Certain Beneficial Owners and Management 17

Item 12.      Certain Relationships and Related Transactions                 18

Item 13.      Exhibits and Reports on Form 8-K                               21

              Signatures                                                     22

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL
Aviator Ales, Inc. (formerly Seattle Brewing Company) (the "Company" or "Aviator Ales") was formed in February 1994 for the purpose of developing and operating one or more breweries in Washington for the production of high quality, hand-crafted ales for sale in bottles and draft. The Company has built a brewery (the "Brewery") in a leased industrial building in Woodinville, Washington. Woodinville is a city of approximately 6,000 people located
20 miles northeast of Seattle. In recent years, Woodinville has developed a cottage industry of local mircobrewers and vintners, including Silver Lake Sparkling Cellars, Paul Thomas Winery, Columbia Winery, Chateau Ste. Michelle Winery, Facelli Winery and Redhook Brewery.

The Company's parent, Willamette Valley, Inc. Microbreweries Across America ("WVI") currently holds the following ownership interests in the Company and affiliated breweries: Aviator Ales -- 51%; Mile High Brewing Company, Inc. ("Mile High Brewing") -- 51%; Bayhawk Ales, Inc. ("Bayhawk Ales") -- 57%; and
North Country Brewing Company, Inc. ("North Country") -- 100%.   The breweries
are, at times, referred to herein collectively, without North Country, as the "Microbreweries". See also "Management's Discussion and Analysis - Subsequent Events."

STRATEGY
In January 1996, the Company and the Company's affiliates, WVI, Mile High Brewing and Bayhawk Ales, established a strategic alliance (the "Alliance") with Nor'Wester Brewing Company, Inc. ("Nor'Wester"). The Alliance is created through a Strategic Alliance Agreement among the Alliance members, a General Services Agreement between WVI and Nor'Wester and separate Cooperative Brewing Agreements between Nor'Wester and each of Aviator Ales, Mile High Brewing and Bayhawk Ales (the "Cooperative Brewers"). For a more complete description of the agreements under the Alliance, see Item 12 "Certain Relationships and Related Transactions."

The initial purpose of the Alliance was to develop a national market for the Nor'Wester brand. As Nor'Wester and some of its competitors attempted to expand their brands nationally, Nor'Wester learned that a national marketing strategy for the Nor'Wester brand is currently not cost effective. Consumers have shown strong support for craft beers brewed in or near their local markets and the Company believes the appropriate strategy is to develop and protect strong local craft beer brands. The Company further believes that this strategy can be strengthened through the Affiliated Companies' ability to build a network of breweries each producing their own brand with local appeal while benefiting from operating efficiencies, the decrease in production, marketing and distribution costs and the increase in the ability of the Affiliated Companies to finance growth and provide shareholders with a liquid market for their shares. Once these local brands are established, the Affiliated Companies may expand the distribution of one or more of their beer styles into additional selected markets.

To implement this new strategy, the Boards of Directors of the Affiliated Companies have elected to consolidate their entities under a single entity, United Craft Breweries, Inc. ("UCB"). Furthermore, on January 30, 1997 the Affiliated Companies entered into a definitive investment agreement with United Breweries of America, Inc. ("UBA") for the purpose of funding operations until the consolidation is completed and provide for future growth thereafter. For additional information, see "Management's Discussion and Analysis - Subsequent Events."

Should the proposed consolidation occur, the Cooperative Brewing Agreements, the Strategic Alliance Agreement and the General Services Agreement will terminate.

THE INDUSTRY
The craft brewing segment of the United States brewing industry is comprised of regional craft brewers such as the Company (i.e. brewers that produces between 15,000 and 1,000,000 barrels a year), contract brewers (i.e. companies that formulate and market products brewed by third-party mass-production brewers), microbrewers (i.e. brewers that produce under 15,000 barrels of craft beer a year) and brewpubs (i.e. a combination restaurant and brewery which produces principally for on-site consumption). Craft beers are full-flavored beers, brewed in traditional European brewing styles with quality hops, malted barley, yeast and water.

Beginning in California, Oregon and Washington and more recently in the New England states, Colorado and other regions across the country, regional craft brewers, contract brewers, microbrewers, and brewpubs emerged to form the craft beer industry. Certain craft brewers, such as the Company, have been able to grow from microbrewers into regional craft brewers by increasing the size of their breweries, while maintaining traditional European brewing methods. Contract brewers, who generally do not have their own brewing facilities, have taken advantage of demand by retaining industrial brewers to perform contract brewing at otherwise underutilized industrial brewing facilities. Industrial brewers have also sought to appeal to this demand for craft beers by introducing their own fuller-flavored specialty beers or by acquiring or forming partnerships with existing craft brewers.

PRODUCTION AND PRODUCTS
The maximum annual production capacity and the current annual brewing capacity of the Company is 125,000 barrels and 57,000 barrels, respectively. The Company's Seattle Brewery is designed to brew selected, high quality grains and hops into ales and/or lager beers. The particular beer styles produced by Seattle Brewery are dependent on local taste, climate, ethnic influences and lifestyles. Quality in the ingredients and the brewing process is the primary guiding principle in the development and production of the Seattle Brewery's products. The Seattle Brewery is equipped with a superior and efficient brewhouse that utilizes modern electronic temperature controls in the fermentation and conditioning tanks, and employs a brewmaster experienced in producing high quality microbrewed beer.

The Company currently sells the following products under the Aviator brand:
Amber Ale, India Pale Ale, Honey Brown Ale, Hefe Weizen, Porter and a variety of seasonal ales.

RAW MATERIALS
Raw materials used by the microbrewery consist primarily of malted grains, hops, brewers' yeast and water filtered through activated charcoal filters. The microbrewery typically purchases all of its malted barley and wheat from a single supplier, Great Western Malting

Co., although several comparable, alternative suppliers exist. The microbrewery typically selects the variety and grower of its high-quality Pacific Northwest hops, and purchases them through two major brokers. The Seattle Brewery currently cultivates its own yeast supply and multiple competitive sources of supply for most packaging materials, such as bottles, labels, six-pack carriers, crowns and shipping cases are available to the Seattle Brewery.

DISTRIBUTION
The Company markets its products under the Aviator brand name using locally-based style names developed specifically for the Seattle Brewery. The Company sells its draft beers directly to consumers visiting the Seattle Brewery and through wholesale distribution to pubs, taverns, and restaurants. Products from the Seattle Brewery are also purchased by consumers in bottles at supermarkets, warehouse clubs, convenience stores and liquor stores, depending on state and local laws. The products are delivered to these retail outlets through a network of over 40 independent distributors.

The Seattle Brewery products are sold to distributors who serve multiple states, including Washington, Oregon, Idaho, Alaska, California, Colorado and Montana. Two distributors, K&L Distributing and Cabo Distributing, accounted for approximately 29 percent and 12 percent, respectively, of the Seattle Brewery's sales in 1996. No other customer accounted for more than 10 percent of the Seattle Brewery's sales in 1996. The loss, without replacement, of either of these distributors could have a material adverse effect on the Company's business, financial condition and results of operation.

The Company's distributors also represent competing specialty beer brands, as well as national beer brands, and are to varying degrees influenced by their continued business relationships with other brewers. The Company's independent distributors may be influenced by a large brewer if they rely on that brewer for a significant portion of their sales. While the Company believes that its relationships with its distributors are generally good, these relationships are relatively new and untested and there can be no assurance that the Company's distributors will continue to effectively market and distribute the Company's beer.

Each of the Company's distribution agreements covers a specific geographic area, and appoints the distributor as the exclusive distributor in that geographic area, subject in certain cases to the Company's rights to engage in certain limited retailing activities. The distribution agreements provide that payment shall be made in full not more than 30 days after the date of delivery. The distribution agreements also provide for general cooperation among the distributors and the Company in marketing, merchandising and promotional efforts. Each distribution agreement may be terminated by either party 60 days after written notice of dissatisfaction with performance specifying the grounds for such dissatisfaction if the specified deficiencies have not been cured by the end of the 60-day period.

Craft beers generally sell at a price premium relative to domestic industrial beers, with retail prices for craft beers typically ranging from $4.99 to $7.99 per six pack of 12 ounce bottles versus approximately $2.99 to $3.99 for industrial beers. This price premium provides generally higher profit margins for the distributors and retailers that offer craft beers. The Company believes that distributors and retailers are eager to increase their sales of higher margin craft beers as industrial brewers continue to wage price wars to gain market share in this flat growth segment thereby decreasing distributor's margins.

To further promote retail product sales, the Company periodically offers "post-offs," or price discounts to its distributors. Distributors and retailers often participate in these price discounts.

COMPETITION
The craft beer segment is highly fragmented and competitive, especially in the Pacific Northwest, which the Company believes is one of the most developed craft beer markets in terms of number of breweries and consumer awareness. The Company competes primarily with other craft brewers, contract brewers, producers of imported beers and mass-market industrial brewers. The principal means of competition in the craft beer segment are product quality, taste, consistency and freshness, brand and product differentiation, distribution methods and area coverage, promotional methods, packaging, development of new products and, to a lesser extent, pricing.

The craft beer industry has become saturated with numerous brands each comprised of several beer styles. As a result, growth rates are slowing, especially in the Pacific Northwest where there are many brands vying for available shelf space and taps. The industry is also facing a loss of shelf space, and therefore sales, to the industrial brewers, who have created fuller-flavor specialty beers and are threatening to withdraw their business from distributors who also distribute brewery brands.

The Company expects competition among craft brewers to continue to increase, possibly resulting in decreases in market share, growth rates and product prices.

Many of the Company's competitors in the craft beer segment, including Pyramid Breweries, Redhook Ale Brewery, Widmer Brewing, Full Sail Brewing and Boston Beer Company, have greater financial and other resources than the Company.

RESEARCH AND DEVELOPMENT
To meet varying consumer style and flavor preferences, the Company continually engages in the development and testing of new products. The Company pilot brews small batches of new products for sampling at the Seattle Brewery, as well as in community tastings. The Company also performs numerous tastings and surveys with its distributors and consumers on beer styles and brand imagery.

REGULATION AND DRAM SHOP LIABILITY
The Company's business is highly regulated at federal, state and local levels. Various permits, licenses and approvals necessary to the Company's brewery operations and the sale of alcoholic beverages are required from various agencies, including the U.S. Treasury Department, Bureau of Alcohol, Tobacco and Firearms (the "BATF"); the United States Department of Agriculture; the United States Food and Drug Administration; state alcohol regulatory agencies in the states in which the Company sells its products; and state and local health, sanitation, safety, fire and environmental agencies. In addition, the beer industry is subject to substantial federal and state excise taxes.

Management believes that the Company currently has all licenses, permits and approvals necessary for its current operations and is in material compliance with all applicable government regulations. However, existing permits or licenses could be revoked if the Company fails to comply with the terms of such permits or licenses, and additional permits or licenses could in the future be required for the Company's existing or expanded operations. If licenses, permits or approvals necessary for the Company's brewery operations were unavailable or unduly delayed, or if any such permits or licenses were revoked, the Company's ability to conduct its business could be substantially and adversely affected.

The serving of alcoholic beverages to a person known to be intoxicated may, under certain circumstances, result in the server being held liable to third parties for injuries caused by the intoxicated customer. The Company has addressed this concern by establishing early closing hours and employee training and designated-driver programs. In addition, the Company has obtained host liquor and legal liquor liability insurance coverage and intends to continue such coverage if it remains available at a reasonable cost. Future increases in premiums could make it prohibitive for the Company to maintain adequate insurance coverage. Any large uninsured damage awards against the Company could have a material adverse affect on the Company's business and financial condition.

TRADEMARKS
Aviator is a registered trademark of the Company. The Company has also filed for federal trademark protection for certain of its flavor styles. The Company's policy is to preserve registration of its marks whenever possible and to oppose vigorously an infringement of its marks.

EMPLOYEES
At December 31, 1996, the Company had a total of 10 full time employees. None of the Company's employees are covered by collective bargaining agreements, there have been no work stoppages and the Company believes that relations with its employees are adequate.

ITEM 2.  DESCRIPTION OF PROPERTY

In October 1995, the Company opened the Seattle Brewery in a leased industrial building in Woodinville, Washington. The Company has executed a 20-year lease for the Brewery that runs until August 1, 2015, with the right to renew the lease for two additional terms of ten years each. The leased facility comprises approximately 19,000 square feet and the Company also has an option on additional adjacent space of approximately 10,000 square feet that is exercisable between years 2 and 5 of the current lease. The Company has constructed the Brewery with sufficient leasehold improvements to enable it to grow to a maximum annual brewing capacity of 125,000 barrels (current brewing capacity is 57,000 barrels). To reach maximum capacity, additional brewing equipment, fermentation and conditioning tanks must be purchased and installed, and an option to lease additional space adjacent to the Brewery must be exercised. The Company also has purchased a high-speed Krones bottling line and labeler.

In addition to its principal facility, the Company has purchased a 1.3 acre parcel in the Woodinville Tourist District on which it planned to build a specialty draft-only brewhouse
and pub/restaurant.   However, the Company does not expect to develop this
site in the foreseeable future.

Under its Cooperative Brewing Agreement with Nor'Wester, Nor'Wester has provided at its expense, additional equipment at the Brewery, including fermenting and conditioning tanks, a yeast propagator and a Hop Jack, which was dedicated to the production of Nor'Wester products. The addition of this Nor'Wester-owned equipment gives the Company the capacity to produce up to 23,000 barrels of Nor'Wester beer annually. However, no beer is currently being brewed under the Cooperative Brewing Agreement.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company was a party. From time to time, the Company becomes involved in ordinary, routine or regulatory legal proceedings incidental to the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 1996.


                                    PART II
                                    -------


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the Company's Common Stock. The approximate number of shareholders of record on December 31, 1996 was 3,494. There were no cash dividends declared or paid in fiscal years 1996 or 1995. The Company does not anticipate declaring such dividends in the foreseeable future.

The Company issued a total of 1,500 unregistered shares of its Common Stock at various times throughout 1996 to its distributors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS
This Management's Discussion and Analysis of Financial Condition and Results of Operation and other sections of this Form 10-KSB contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, availability of financing for operations and payment of past due creditors, successful performance of internal operations, impact of competition, changes in distributor relationship or performance, successful completion of the planned consolidation of the Affiliated Companies, and other risks detailed below as well as those discussed elsewhere in this Form 10-KSB and from time to time in the Company's Securities and Exchange Commission filings and reports, including but not limited to the Company's Prospectus dated June 18, 1996. Copies of the Prospectus are available from the Company. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.

RESULTS OF OPERATIONS
The following table reflects selected data from the Company's statements of operations stated as a percentage of net sales:

                                                 YEAR ENDED DECEMBER 31,
                                               ---------------------------
                                                   1996           1995
                                               ------------   ------------
 Gross sales                                         104.5 %        102.7 %
 Less excise taxes                                     4.5            2.7
                                               ------------   ------------
 Net sales                                           100.0          100.0
 Cost of goods sold                                  103.0           90.7
 Selling, general and administrative expenses         46.7          269.6
                                               ------------   ------------
 Operating loss                                      (49.7)        (260.3)
                                               ------------   ------------
 Loss before income taxes                            (63.5)        (216.9)
                                               ------------   ------------
 Net loss                                            (63.5) %      (216.9) %
                                               ------------   ------------
                                               ------------   ------------

GROSS SALES. The Company began brewing beer in August 1995, with gross revenues from beer and retail products totaling $1,905,511 for the year ended
December 31, 1996 and $186,818 for the year ended December 31, 1995. The increase is primarily attributable to the fact that the Company did not start brewing and selling beer until late in the third quarter of 1995 and the sale of $543,799 (29 percent of gross sales) of cooperatively brewed beer under the Cooperative Brewing Agreement. During 1996, the Company continued to build its distribution channels, develop a contingency of loyal customers and promote
enhanced awareness of its line of ales.   The Company is not currently brewing
beer for Nor'Wester under the Cooperative Brewing Agreement.

The Company's facility has a current annual production capacity of 57,000 barrels and sold 9,742 barrels and 574 barrels during 1996 and 1995, respectively.

EXCISE TAXES. Excise taxes increased to $81,434 (4.2 percent of gross sales) for the year ended December 31, 1996 from $4,852 (2.6 percent of gross sales) for the year ended December 31, 1995. The increase as a percent of gross sales is a result of the mix of products sold shifting more to beer and away from other retail products in 1996, offset in part by the Cooperative Brewing Agreement with Nor'Wester and a brewing arrangement with Bayhawk Ales, where the Company was reimbursed for excise taxes paid that were applicable to the cooperatively brewed beer.

COST OF GOODS SOLD. Cost of goods sold totaled $1,879,062 (103 percent of net sales) for the year ended December 31, 1996 compared to $165,006 (91 percent of net sales) for the year ended December 31, 1995 The cost of goods sold percentage continues to reflect the disproportionate cost of production for goods sold during a period when the facility was operating at less than its maximum designed capacity. In addition, lower margins were achieved on products produced and sold under the Cooperative Brewing
Agreement than on the Company's own products and the Company wrote off approximately $80,000 of spoiled beer and obsolete packaging materials during 1996.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses increased to $851,352 (47 percent of net sales) for the year ended December 31, 1996 from $490,646 (270 percent of net sales) for the year ended December 31, 1995. SG&A expenses reflect operating management and administrative services provided by the Company's parent, WVI, as well as direct charges such as selling and administrative salaries and advertising expenses. The increase in SG&A expenses is primarily attributable to a full year of operations in 1996 as well as increased shipping costs as the Company introduced its products into surrounding states, offset in part by higher costs incurred during the first months of the Company's operations in late 1995. SG&A, as a percentage of net sales, has decreased primarily as a result of having a full year of operations in 1996. The Company has restructured sales related compensation, implemented expense controls and reduced staff in an effort to reduce SG&A expenses while still increasing sales.

OTHER. Other expense, net of $249,871 represents the write off of legal and accounting fees related to the Company's second public stock offering.

NET LOSS. Net loss increased to $1,157,706 for the year ended December 31, 1996 from $394,640 for the year ended December 31, 1995 as a result of the individual line items discussed above.

LIQUIDITY AND CAPITAL RESOURCES
In June 1996, the Company embarked upon its second direct public stock offering to sell up to 820,000 shares of Common Stock at $1.85 per share, generating estimated net proceeds of approximately $1,289,450. The offering has failed to raise the minimum escrow amount of $650,000. Furthermore, terms of the Investment Agreement with UBA prohibit the Company from selling any of its securities without the approval of UBA. Although the Company has not yet terminated the offering, it is not actively soliciting investors.

Cash and cash equivalents decreased $207,183 to $19,218 at December 31, 1996
from $226,401 at December 31, 1995.   The decrease is primarily a result of
$596,480 used in operations and $229,965 used for the purchase of property and equipment, offset by $602,901 in proceeds from borrowings and advances from WVI and affiliated companies.

Working capital deficit was $1,145,814 at December 31, 1996 compared to working capital of $317,481 at December 31, 1995. The current ratio decreased to .26:1 at December 31, 1996 from 2.2:1 at December 31, 1995.

Inventories increased $81,905 to $326,178 at December 31, 1996 from $244,273 at December 31, 1995 primarily as a result of an increase in raw materials inventory in preparation for higher production and sales in the first half of 1997.

Accounts payable increased $405,258 to $607,570 at December 31, 1996 from $202,312 at December 31, 1995. At December 31, 1996 and currently, the Company was past due on $343,394 and $579,491, respectively, of its accounts payable.

In the first quarter of 1996, WVI, the Company's parent corporation, loaned the Company $240,000 to fund its working capital needs. Because of the anticipated ownership change discussed in "Subsequent Events" below, management does not expect to repay this loan. Instead, the loan will be considered in determining the purchase price and stock conversion ratios being used in the transaction. As such, the entire balance is considered to be payable currently.

The Company believes that current working capital together with projected income form operations are not sufficient to meet the Company's cash needs over the next 12 months.

SUBSEQUENT EVENTS
On January 30, 1997, the Company, WVI, Nor'Wester, Mile High Brewing and Bayhawk Ales (together the "Affiliated Companies"), entered into a definitive Investment Agreement (the "Investment Agreement") with United Breweries of America, Inc. ("UBA"). Under the terms of the Investment Agreement, UBA has agreed to invest $8.63 million in the form of bridge loans and cash at closing in exchange for a 45% equity interest in the consolidated businesses of the Affiliated Companies. UBA, an affiliate of The UB Group of Bangalore, India, was formed for the purpose of investing in the U.S. craft beer industry. The UB Group is a diversified multi-national corporation whose major operations consist of the production and sale of beer and spirits through affiliated companies which operate in 20 countries on four continents.

Under the terms of the Investment Agreement, the Affiliated Companies have each agreed to consolidate under the ownership of a new entity, United Craft Brewers, Inc. ("UCB"). UCB will serve as a holding company for companies which operate each of the five affiliated breweries--the Portland Brewery, the Saratoga Springs Brewery, the Seattle Brewery, the Denver Brewery and the Southern California Brewery. The proposed consolidation is a condition to receipt of UBA's investment which will be made directly in UCB.

CONSOLIDATION. Under the proposed consolidation each of the Affiliated Companies will become a wholly-owned subsidiary of UCB pursuant to a merger and share exchange by which newly registered shares of UCB will be issued in exchange for outstanding shares of the Affiliated Companies based on the share exchange rates described below. The merger and share exchange has been unanimously approved by the Boards of Directors of each of the Affiliated Companies but remains subject to approval by shareholders of each Affiliated Company. Following completion of the consolidation, shareholders of each Affiliated Company will hold shares in UCB, which is intended to be listed for trading on the Nasdaq National Market System under the symbol "ALES". The consolidation is primarily an administrative step designed to simplify the ownership structure of the Affiliated Companies, increase the operating efficiencies of each brewery, decrease the production, marketing and distribution costs of each brewery, increase the ability of the combined breweries to finance operations and possible growth and provide all shareholders with a liquid market for their shares.

The outstanding shares of each of the Affiliated Companies will be exchanged for shares in UCB according to the following exchange ratios which are based on the average closing price of Nor'Wester's Common Stock for the 20 trading days immediately preceding January 30, 1997, the date of execution of the Investment
Agreement:

 COMPANY                EXCHANGE RATIO
---------------------  ----------------
 Nor'Wester                   1:1
 WVI                       1.99159:1
 Aviator Ales              2.98739:1
 Bayhawk Ales              1.99159:1
 Mile High Brewing         2.98739:1

BRIDGE LOANS. Under the Investment Agreement, UBA is obligated to provide Nor'Wester with up to $2.75 million in bridge loans as interim financing during the consolidation phase. Advances under the bridge loan are expected to be used by Nor'Wester to help cover operating expenses and pay existing creditors of the Affiliated Companies until closing of the investment, at which time the balance of UBA's $8.6 million investment is expected to be made. Of the $2.75 million, $1.5 million has already been advanced and spent as of the date of this report. All bridge loans are made pursuant to a Credit Agreement between Nor'Wester and UBA, the principal terms of which are as follows:

     (1) The bridge loans will be made at times and in amounts mutually determined by UBA and Nor'Wester based on a periodic review of the cash flow needs and creditor demands of the Affiliated Companies;

     (2) Interest on the bridge loan accrues at 11.25% per annum and is payable to UBA in cash at closing of UBA's investment.

     (3) All principal and interest is secured by the assets of North Country Joint Venture, LLC (owner and operator of the Saratoga Springs Brewery) and by Nor'Wester's ownership interest in the joint venture LLC. Repayment of all principal and interest is guaranteed personally by Jim Bernau.

     (4) As a condition to each advance under the bridge loan, neither Jim Bernau nor any of the Affiliated Companies shall be in breach of any representation, warranty or covenant under the credit documents or the Investment Agreement and there shall not be any "material adverse effect" in the businesses of the Affiliated Companies as a whole.

     (5) Unless converted at closing, all advances under the bridge loan mature 60 days after termination of the Investment Agreement or the occurrence of certain events of default under the credit documents (including the breach by an Affiliated Company or Mr. Bernau of any representation, warranty or covenant under the Investment Agreement), except that the bridge loan becomes due immediately if a "material adverse effect" occurs in the businesses of the Affiliated Companies as a whole or there is a breach by any Affiliated Company or Mr. Bernau of any representation, warranty or covenant under the credit documents.

INVESTMENT. Following completion of the consolidation and assuming all closing conditions have been met as required under the Investment Agreement, UBA will invest an additional $5.88 million in cash combined with the anticipated conversion of the $2.75 million bridge loan in exchange for a 45 percent equity interest in UCB.

Closing of the proposed investment remains subject to (i) approval by the shareholders of each of the Affiliated Companies, (ii) achievement of certain aggregate operating results by the breweries, (iii) maintenance of certain operating conditions and covenants, including that there shall be no "material adverse change" in the businesses of the Affiliated Companies taken as a whole,
(iv) approval by the U.S. Bureau of Alcohol, Tobacco and Fire Arms and applicable state liquor control commissions, (v) registration with the U.S. Securities and Exchange Commission of the UCB shares to be exchanged in the consolidation; (vi) extension of Nor'Wester's $1.0 million line of credit through September 30, 1997, the bank shall have waived any defaults under the line of credit agreement and the line of credit shall have been converted to a term loan and (vii) such other customary conditions for transactions of this type.

As a further condition to UBA's investment, Jim Bernau has agreed to transfer to UBA 1,124,195 of the UCB shares he receives in the consolidation (or approximately 46% of his total UCB shares at consolidation). This transfer, for which Mr. Bernau will receive no cash consideration, is being done principally to provide UBA with the necessary equity interest in UCB (45%) to cause UBA to make the investment.

Following completion of the consolidation and closing of UBA's investment, the approximate ownership interests in UCB will be as follows: (i) UBA -- 45.0%,
(ii) Jim Bernau -- 10%, and (iii) the public shareholders of each Affiliated Company will own the following interests: Nor'Wester--21.6%, WVI--7.1%, Aviator Ales--6.7%, Mile High Brewing--5.9%, and Bayhawk Ales--3.7%. The initial Board of Directors of UCB will be composed of 7 members consisting of (i) one person appointed by Jim Bernau, (ii) four persons appointed by UBA (one of whom shall be Vijay Mallya, Chairman of The UB Group, who shall be chairman) and (iii) two outside Directors who shall be mutually satisfactory to Jim Bernau and UBA. The initial Board will serve until the next regular meeting of shareholders. At that time, UBA, with its 45% interest, will be in a position to effectively elect all members of the Board of Directors and thereby control UCB and in turn its subsidiary breweries.

Subject to completion or waiver of all closing conditions, closing of UBA's investment will occur as soon as practicable following approval of the consolidation by the shareholders of each of the Affiliated Companies which is currently expected to occur in or about July 1997. In the event that the investment is not closed by August 31, 1997, either party may terminate the transaction and repayment of any outstanding bridge loan is due 60 days thereafter.

While the Company is dependent upon the receipt of further loans under the credit facility and closing of the UBA investment, the Company does not control the business or operations of the other Affiliated Companies and can not assure that it or another Affiliated Company will not violate one or more covenants in the Investment Agreement or that a closing condition will not be met. Accordingly, there can be no assurance that the

Company will receive further bridge loan amounts or that the investment will ultimately close or will close on the terms set forth in the Investment Agreement.

RENEGOTIATION OF THE TERMS OF THE UBA INVESTMENT. In light of lower than anticipated 1996 results, lower than anticipated first quarter 1997 sales and other operating results and adverse conditions within the craft beer industry in general, representatives of UBA and management and the investment bankers of the Affiliated Companies are in the process of renegotiating the terms of the UBA investment. The renegotiation will reflect a significantly lower valuation for the Affiliated Companies, a reduction in the amount of cash to be invested by UBA to $5.5 million and a reduction of UBA's percentage ownership position in UCB to 40% following the consolidation. It is not anticipated that the $2.75 million bridge loan amount will be reduced. The existing shareholders in the Affiliated Companies would retain a 60% interest in UCB. The exact distribution of ownership interests among shareholders of the Affiliated Companies has not yet been determined. Management will soon seek Board approval by each of the Affiliated Companies of any renegotiated terms. Failure of the parties to reach a mutually agreeable renegotiated Investment Agreement could lead to a loss of the bridge loans and the remainder of the UBA investment which would materially and adversely affect the Company's financial condition and results of operations.

If for any reason, the Company is unable to pay past due creditors and finance working capital requirements through an investment by UBA, alternative methods of financing would have to be obtained. No assurance can be given that alternative methods of financing would be obtained. No assurance can be given that alternative methods of financing would be available on terms acceptable to the Company, or at all. Having to develop alternative means of financing would likely slow development of the existing breweries and such alternative financing may be costly. The inability of the Company to obtain additional capital would adversely affect the Company's business and results of operations.

ITEM 7.  FINANCIAL STATEMENTS

The information required by this item begins on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS
The names and ages of the Company's Directors are as follows:

 NAME                  AGE   POSITION(S) WITH COMPANY             DIRECTOR SINCE
--------------------------------------------------------------------------------
 James W. Bernau        43   Chairman of the Board, President           1994
                             and Secretary
 Dustin Wyant           27   Director, Vice President and               1996
                             General Manager
 Jim Gregory            47   Director                                   1995
 Howard Lovering        59   Director                                   1995
 David McCray           40   Director                                   1995
 Bonnie Pladson         55   Director                                   1995

Mr. Bernau has been the Sole Director, President and Secretary since the Company's inception in February 1994. Mr. Bernau is also the President and Chairperson of the Board of Directors of five other public companies and has held these positions since the dates indicated: WVV since May 1988, Nor'Wester since December 1992, WVI, the Company's parent, since December 1993 and two other majority owned subsidiaries of WVI, Bayhawk Ales since February 1994 and Mile High Brewing Company since June 1994. Mr. Bernau also serves as one of the three Managers of the North Country Joint Venture LLC, a wholly owned subsidiary of Nor'Wester. Mr. Bernau began this alliance of consumer/investor owned companies by first co-founding WVV in 1988 with Donald Voorhies. From 1981 to September 1989, Mr. Bernau was Director of the Oregon Chapter of the National Federation of Independent Businesses (NFIB), an association of 15,000 independent businesses in Oregon. While at NFIB, his responsibilities primarily involved communicating with association members and lobbying the Oregon state legislature regarding issues impacting the members.

Mr. Wyant has served as Director since 1996 and as Vice President and General Manager since 1995. From January 1994 to January 1995, Mr. Wyant served as Retail Manager for Nor'Wester and WVV. During 1993, Mr. Wyant was an independent sales representative for WVV. From 1990 to 1992, Mr. Wyant was obtaining his commerce degree at the University of Virginia and Bath University in England.

Mr. Gregory has served as a Director of the Company since June 1995. Since December 1995, Mr. Gregory has served as a manager of Contra Costa Newspapers, Inc., a group of San Francisco Bay Area newspapers owned by Knight-Ridder Corporation. From January 1994 to December 1995, Mr. Gregory was senior partner of JG Associates, a business he established to provide marketing and management consulting services. From 1982 to January 1994, Mr. Gregory was Director of Marketing and Circulation for THE HERALD, a daily circulation newspaper in Everett, Washington.

Mr. Lovering has served as a Director of the Company since June 1995. Since January 1992, Mr. Lovering has been the owner and president of LOGIC Incorporated, a museum and visitor attraction consulting company. From 1977 to 1991, Mr. Lovering was the Executive Director of the Museum of Flight Foundation in Seattle, Washington.

Mr. McCray has served as a Director of the Company since June 1995. From 1984 through January 1996, Mr. McCray was vice president and Chief Financial Officer of Larry's Markets, Inc., a Seattle based supermarket chain. Currently, Mr. McCray is a Director of Finance and Management Information Systems for West Coast Paper Corporation. Mr. McCray is a certified public accountant and a certified management accountant.

Ms. Pladson has served as a Director of the Company since June 1995. Since August 1995, Ms. Pladson, a lawyer, has been a Senior Trust Officer with Safeco Trust Company in Seattle, Washington. Prior to joining Safeco, Ms. Pladson spent six years as a Vice President with Laird, Norton Trust Company. Ms. Pladson is an active Board Member of the Bellevue Community college Foundation, Chairperson of the Bellevue Arts Commission and a member of the Washington State Bar Association.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES
The names, ages and positions of the Company's executive officers are as follows:

 NAME                  AGE   POSITION(S) WITH COMPANY                     SINCE
--------------------------------------------------------------------------------
 James W. Bernau        43   Chairperson of the Board, President           1994
                             and Secretary
 Dustin Wyant           27   Director, Vice President and General Manager  1995
 Brendan Smith          38   Lead Brewer                                   1995

For information on the business background of Messrs. Bernau and Wyant see "Directors" above.

Mr. Smith has served as Lead Brewer for the Company since 1995. From 1994 to 1995, Mr. Smith was assistant brewmaster at Nor'Wester. From 1992 to 1994, Mr. Smith served as a brewer for Portland Brewing Company, and from 1986 to 1992, he served as a brewer for Yakima Brewing and Malting Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Executive officers, Directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, for the fiscal year ended December 31, 1996, all executive officers, Directors and greater than 10% shareholders complied with all applicable filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION
The following table provides certain summary information concerning compensation awarded to, earned by or paid to the Company's Chief Executive Officer and other executive officers of the Company whose total annual salary and bonus exceeded $100,000 (collectively, the "named executive officers") for fiscal years 1996, 1995 and 1994.
                          SUMMARY COMPENSATION TABLE

                                                          Annual Compensation
                                                       -------------------------
 Name and Principal
 Position (A)              Year    Employer             Salary($)      Bonus($)
-----------------------   ------  -----------------    -----------    ----------
 James W. Bernau (B)       1996    Aviator Ales, Inc.     4,305            --
   Chairperson of the      1996    All affiliated        81,788
   Board, President                and companies
   Secretary                       except Aviator
                                   Ales, Inc.

                           1995    Aviator Ales, Inc.     2,640            --
                           1995    All affiliated        93,360        10,882
                                   companies except
                                   Aviator Ales, Inc.

(A) Other than Mr. Bernau, no other individuals earned more than $100,000 in 1996, 1995 or 1994.
(B) Mr. Bernau serves as the President of the Company, WVV, WVI, Nor'Wester, Bayhawk Ales, Mile High Brewing and North Country. Each of these companies pays a pro rata portion of Mr. Bernau's monthly salary based on the amount of time which Mr. Bernau has devoted to the respective company's business in that month.

STOCK OPTION GRANTS
No stock options were granted to Mr. Bernau during 1996.

OPTION EXERCISES AND HOLDINGS
No options were exercised by Mr. Bernau during 1996 and no options are held by Mr. Bernau at December 31, 1996.

COMPENSATION OF DIRECTORS OF THE COMPANY
Directors of the Company are not compensated for acting in such capacity.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of February 28, 1997 as to (i) each person who is known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, (ii) each Director of the Company,
(iii) each of the executive officers named in the Summary Compensation Table above and (iv) all Directors and executive officers as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.

                                                                 COMMON STOCK
-----------------------------------------------    ----------------------------------------
                                                          SHARES            APPROXIMATE
                                                       BENEFICIALLY          PERCENTAGE
               NAME AND ADDRESS                          OWNED (1)             OWNED
-----------------------------------------------    ----------------------------------------
 Willamette Valley, Inc. Microbreweries Across          2,715,584              50.9%
 America
 66 SE Morrison Street
 Portland, Oregon  97214

 James W. Bernau (2)                                    2,715,584              50.9%
 66 SE Morrison Street
 Portland, Oregon  97214

 Dustin Wyant (3)                                          20,000                  *
 14316 NE 203rd Street
 Woodinville, Washington  98072

 James G. Gregory                                           3,000                  *
 18944 Mount Lassen Drive
 Castro Valley, California  94552

 David M. McCray                                            1,000                  *
 6815 Ripley Lane
 North Renton, Washington  98056

 Bonnie A. Pladson                                            450                  *
 15429 SE 47th Place
 Bellevue, Washington  98006

 Howard Lovering                                               --                 --
 4615 NE 54th Street
 Seattle, Washington  98105

 All Directors and executive officers as a
 group (5 persons) (3)                                  2,740,034              51.2%

--------------
Less than 1%

(1) Applicable percentage of ownership is based on 5,331,775 shares of Common Stock outstanding as of February 28, 1997 together with applicable options for such shareholders. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to such shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days after February 28, 1997 are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.
(2) Mr. Bernau is deemed to be the beneficial owner of all of the 2,715,584 shares of the Company's Common Stock owned by WVI as a result of his ownership of approximately 62 percent of the outstanding Common Stock of WVI. Mr. Bernau does not own any shares of the Company's Common Stock directly.
(3) Includes 20,000 shares subject to options granted pursuant to the Company's 1994 Stock Incentive Plan and exercisable within 60 days of February 28, 1997.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

GENERAL
Each of Nor'Wester, WVI, Bayhawk Ales and Mile High is affiliated with the Company in that James W. Bernau, the Company's founder, President and Chairperson of the Board of Directors, is also President and Chairperson of the Board of Directors of each such affiliated company. Mr. Bernau is also a significant equity owner of each affiliated company either directly, as in the case of Nor'Wester, in which Mr. Bernau owns approximately 25% of the outstanding capital stock, or indirectly through his controlling interest in WVI (62%), which in turn owns a controlling interest in each of Aviator Ales (51%), Bayhawk Ales (57%) and Mile High Brewing (51%). As a result of certain arrangements between the Company and its affiliates, as well as Mr. Bernau's positions and/or ownership interests in each of these companies, inherent conflicts of interest exist with respect to the pricing of services, the sharing of resources and the allocation of the Company's president's time.

TRANSACTIONS WITH WVI
In the first quarter of 1996, WVI, the Company's parent corporation, loaned the Company $240,000 to fund its working capital needs. Because of the anticipated ownership change discussed in "Management's Discussion and Analysis - Subsequent Events," management does not expect to repay this loan. Instead, the loan will be considered in determining the purchase price and stock conversion ratios being used in the transaction. As such, the entire balance is considered to be payable currently.

On March 4, 1996, WVI, by resolution of its Board of Directors, elected to reduce its ownership percentage in the Company, from approximately 65 percent to approximately 51 percent, by returning 2,129,951 shares of the Company's Common Stock as an additional capital contribution to the Company.

LOANS FROM NOR'WESTER
In 1995 and 1996, Nor'Wester loaned or advanced funds to the Company for purchases of capital assets and for working capital needs. Nor'Wester also paid certain bills on behalf of the Company and provided the Company with services under the General Services Agreement. As a result, at December 31, 1996, the Company owed Nor'Wester $570,090. This amount is unsecured, does not bear interest, is payable on

Nor'Wester's demand and is reflected in "payables to affiliated company" on the Company's balance sheet.

STRATEGIC ALLIANCE
In January 1996, the Company established a strategic alliance with WVI, Mile High Brewing, Bayhawk Ales and Nor'Wester (the "Alliance"). The Alliance is created through a Strategic Alliance Agreement among the Alliance members, a General Services Agreement between WVI and Nor'Wester and separate Cooperative Brewing Agreements between Nor'Wester and each of Aviator Ales, Mile High Brewing and Bayhawk Ales (the "Cooperative Brewers").

The terms of the Strategic Alliance Agreement, the Cooperative Brewing Agreements and the General Services Agreement are four years, unless earlier terminated under limited circumstances. However, due to the fact that Nor'Wester's Portland Brewery is not currently operating at capacity as well as the fact that Nor'Wester has changed its strategy and is not currently attempting to develop other regional markets for its products, the Cooperative Brewing Agreement is not being utilized. Certain other aspects of the Strategic Alliance Agreement are also not being utilized due to industry and individual company circumstances that have changed since the Strategic Alliance Agreement was put in place.

In addition, should the consolidation occur as described under "Subsequent Events", all such agreements will terminate.

Details of the agreements are as follows (although, as indicated, many of the terms are no longer applicable):

STRATEGIC ALLIANCE AGREEMENT. Under the terms of the Strategic Alliance Agreement, each Alliance member has agreed to (i) support the expansion of the Nor'Wester's products into the Alliance member's market by cooperatively brewing Nor'Wester's beer and facilitating Nor'Wester's access to local distributors;
(ii) employ at least one Nor'Wester trained brewer at all times during the term of the Agreement; and (iii) use the services, expertise and personnel available within the Alliance before obtaining such resources from outside sources. The Strategic Alliance Agreement does not preclude an Alliance member from promoting its products in markets served by other Alliance members. The Agreement provides that no Alliance member will use the proprietary information or technology of another Alliance member to produce any beer with a flavor profile or appearance of such other Alliance member's beer. With the consent of all Alliance members, additional entities owning and/or operating brewing facilities may be added as parties to the Alliance.

COOPERATIVE BREWING AGREEMENTS. Under the terms of the Cooperative Brewing Agreements, each of the Cooperative Brewers has agreed to produce Nor'Wester's beer, in the amounts and packaged as specified in firm orders submitted by the Nor'Wester on a periodic basis. All orders made by Nor'Wester are subject to certain volume limits. The Cooperative Brewer's production of Nor'Wester beer must comply with Nor'Wester's specifications concerning recipes, quality control procedures, flavor profile and appearance. Nor'Wester has a right to reject beer not meeting its specifications. Pricing for the purchase of beer produced under Cooperative Brewing Agreements are at the lesser of cost plus 10% or Nor'Wester's average cost of production at its Portland Brewery, plus a mark-up of 10%. The Agreement provides that no Alliance Member will use the proprietary information or technology of another Alliance Member to produce any beer with a flavor profile or appearance that is substantially similar to such Alliance Member's beer.

GENERAL SERVICES AGREEMENT. The General Services Agreement requires that WVI perform for Nor'Wester and WVI's subsidiaries certain services relating to (i) human resources support; (ii) stock transfer and (iii) investor relations. Under the General Services Agreement, Nor'Wester is to provide WVI and its subsidiaries certain services relating to (i) accounting and finance support;
(ii) sales and marketing management; (iii) executive services; and (iv) production management; (v) point of sale and advertising services; and (vi) centralization and coordination among the Alliance members of certain operational and purchasing matters. Nor'Wester, in turn subcontracts with WVV for point of sale and advertising services and certain sales and marketing management support services.

The Company was charged by Nor'Wester and WVI $52,550 and $55,125, respectively for such services during 1996.

ARMS-LENGTH TRANSACTIONS
The Company believes that the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions between the Company and its officers, directors, principal shareholders and affiliates will be approved by a majority of the independent outside members of the Company's Board of Directors who do not have an interest in the transactions, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein:


     Exhibit
     Number    Description
     -------   -----------
     3.1       Certificate of Incorporation of the Company and any amendments thereto (1)

     3.2       Bylaws of the Company (1)

     10.1      1994 Stock Incentive Plan (1)

     10.2 Form of indemnity Agreement between the Company and each of its executive officers and directors (1)

     10.3 Lease Agreement dated May 10, 1995, between the Company and Intrawest Properties Partnership (1)

     10.4 Strategic Alliance Agreement between the Company, Nor'Wester Brewing Company, Inc., Willamette Valley, Inc. Microbreweries Across America, Mile High Brewing Company, Bayhawk Ales, Inc. and North Country Joint Venture, LLC (1)

     10.5 Cooperative Brewing Agreement between the Company and Nor'Wester Brewing Company, Inc. (1)

     10.6      Management Agreement between the Company and Willamette Valley,
               Inc. (1)

     10.7 Investment Agreement dated as of January 30, 1997 by and among Nor'Wester Brewing Company, Inc., North Country Joint Venture, LLC, Willamette Valley, Inc. Microbreweries Across America, Aviator Ales, Inc., Bayhawk Ales, Inc., Mile High Brewing Company, Inc., James W. Bernau and United Breweries of America, Inc., which includes the Credit Agreement between Nor'Wester Brewing Company, Inc. and United Breweries of America, Inc.

     27        Financial Data Schedule

(1) Incorporated by reference to Exhibits to the Company's Registration Statement on Form SB-2, as amended and declared effective by the Securities and Exchange Commission in August 1994 (Commission Registration
    No. 33-81536-LA).

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 25, 1997       AVIATOR ALES, INC.

                              By:/s/ JAMES W. BERNAU
                              ----------------------
                              James W. Bernau
                              Chairperson of the Board, President
                              and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities on March 25, 1997:

Signature                     Title
---------                     -----

/S/ JAMES W. BERNAU           Chairperson of the Board, President
-------------------           and Secretary
James W. Bernau               (Principal Executive Officer Principal and
                              Financial and Accounting Officer)

/s/ JAMES GREGORY             Director
-----------------
James Gregory

/s/ HOWARD LOVERING           Director
-------------------
Howard Lovering

/s/ DAVID M. MCCRAY           Director
-------------------
David M. McCray

/s/ BONNIE A. PLADSON         Director
---------------------
Bonnie A. Pladson

/s/ DUSTIN WYANT              Director, Vice President and General Manager
----------------
Dustin Wyant

AVIATOR ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
REPORT AND FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995

AVIATOR ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Report of Independent Accountants............................................F-1

Balance Sheet................................................................F-2

Statement of Operations......................................................F-3

Statement of Shareholders' Equity............................................F-4

Statement of Cash Flows......................................................F-5

Notes to Financial Statements................................................F-6

                          REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Aviator Ales, Inc.
(A Development Stage Company)

In our opinion, the accompanying balance sheet and the related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Aviator Ales, Inc. (A Development Stage Company) at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended and the period from inception (February 14, 1994) to December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company which has a limited and unprofitable operating history, has negative working capital of $1,145,814 and has limited access to capital with which to fund future operations. Such factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 11 to the financial statements, the Company intends to be consolidated with other affiliated companies and convert its stock into shares of a new publicly traded entity. Certain financial statement components have been reclassified to reflect this intention.

Aviator Ales, Inc. is a member of a group of affiliated companies and, as disclosed in the financial statements, has extensive transactions and relationships with members of the group. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.


PRICE WATERHOUSE LLP
Portland, Oregon
March 17, 1997, except as to Note 12
   which is as of March 24, 1997

AVIATOR ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
--------------------------------------------------------------------------------

                                                             DECEMBER 31,
                                                         1996           1995
                                                      -----------   -----------
ASSETS
Current assets:
    Cash and cash equivalents                         $    19,218   $   226,401
    Accounts receivable, trade                             61,529        48,870
    Inventories (Note 2)                                  326,178       244,273
    Prepaid and other current assets                            -        57,912
                                                      -----------   -----------

         Total current assets                             406,925       577,456

Property and equipment (Notes 3 and 4)                  2,258,392     2,153,851
Other noncurrent assets                                         -        16,361
                                                      -----------   -----------

                                                      $ 2,665,317   $ 2,747,668
                                                      -----------   -----------
                                                      -----------   -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of capital lease obligation       $     4,058   $         -
    Accounts payable                                      607,570       202,312
    Accrued liabilities                                    44,516        29,552
    Container deposits                                     15,583             -
    Payables to parent and affiliated
      companies  (Note 8)                                 881,012        28,111
                                                      -----------   -----------
         Total current liabilities                      1,552,739       259,975

Mortgage note payable and capital lease
  payable (Note 4)                                         57,664        50,000
Advance from affiliate (Note 8)                                 -       250,000
Deferred rent (Note 10)                                    70,103        47,951
                                                      -----------   -----------

                                                        1,680,506       607,926
                                                      -----------   -----------

Commitments and contingencies (Notes 11 and 12)

Shareholders' equity (Notes 6, 7 , 8 , 11 and 12):
    Common stock, $.001 par value, 10,000,000 shares
      authorized, 5,331,775 and 7,460,226 shares
      issued and outstanding                                5,332         7,461
    Additional paid-in capital                          2,582,553     2,577,649
    Deficit accumulated during the development stage   (1,603,074)     (445,368)
                                                       -----------  -----------

          Total shareholders' equity                      984,811     2,139,742
                                                       -----------  -----------

Total liabilities and shareholders' equity             $ 2,665,317  $ 2,747,668
                                                       -----------  -----------
                                                       -----------  -----------


         The accompanying notes are an integral part of this statement.

AVIATOR ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                                            CUMULATIVE
                                                                           AMOUNTS FROM
                                                                             INCEPTION
                                                                           (FEBRUARY 14,
                                                      YEAR ENDED              1994) TO
                                                      DECEMBER 31,          DECEMBER 31,
                                                  1996           1995           1996
                                              ------------     ----------   --------------
Gross sales (Note 9)                          $  1,905,511     $  186,818   $    2,136,027
Less excise taxes                                  (81,434)        (4,852)         (86,286)
                                              ------------     ----------   --------------

Net sales                                        1,824,077        181,966        2,049,741

Cost of goods sold                               1,879,062        165,006        2,067,555
                                              ------------     ----------   --------------

Gross margin                                       (54,985)        16,960          (17,814)

Selling, general and administrative expenses
  (Notes 6 and 8)                                  851,352        490,646        1,452,228
                                              ------------     ----------   --------------

Loss from operations                              (906,337)      (473,686)      (1,470,042)

Other income (expense):
    Interest (expense) income                       (1,498)        79,046          116,839
    Other expense                                 (249,871)             -         (249,871)
                                              ------------     ----------   --------------

Loss before income taxes                        (1,157,706)      (394,640)      (1,603,074)

Income taxes (Note 5)                                    -              -                -
                                              ------------     ----------   --------------

Net loss as a development stage company       $ (1,157,706)    $ (394,640)      (1,603,074)
                                              ------------     ----------   --------------
                                              ------------     ----------   --------------

Net loss per common share (Note 1)            $      (0.20)    $    (0.07)  $         (.34)
                                              ------------     ----------   --------------
                                              ------------     ----------   --------------

Weighted average number of
  common shares outstanding (Note 1)             5,685,642      5,326,209        4,766,959
                                              ------------     ----------   --------------
                                              ------------     ----------   --------------



        The accompanying notes are an integral part of this statement.

AVIATOR ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF SHAREHOLDERS' EQUITY
PERIOD FROM INCEPTION (FEBRUARY 14, 1994) TO DECEMBER 31, 1996
--------------------------------------------------------------------------------

                                                                                          DEFICIT
                                                                                        ACCUMULATED
                                                                         ADDITIONAL      DURING THE
                                               COMMON STOCK               PAID-IN       DEVELOPMENT
                                          SHARES          AMOUNT          CAPITAL           STAGE          TOTAL
                                        ----------      ----------       ----------     -----------     -----------
Balances, February 14, 1994                      -      $        -       $        -     $         -     $         -

Stock issued to
  Willamette Valley, Inc.                4,845,455           4,846           95,154               -         100,000

Proceeds from stock offering             2,609,091           2,609        2,471,631               -       2,474,240

Net loss                                         -               -                -         (50,728)        (50,728)
                                        ----------      ----------       ----------     -----------     -----------

Balances, December 31, 1994              7,454,546           7,455        2,566,785         (50,728)      2,523,512

Shares granted to distributors
  (Note 6)                                   5,680               6           10,864               -          10,870

Net loss                                         -               -                -        (394,640)       (394,640)
                                        ----------      ----------       ----------     -----------     -----------

Balances, December 31, 1995              7,460,226           7,461        2,577,649        (445,368)      2,139,742

Shares granted to employees                  1,500               1            2,774                           2,775

Shares retired (Note 6)                 (2,129,951)         (2,130)           2,130               -               -

Net loss                                         -               -                -      (1,157,706)     (1,157,706)
                                        ----------      ----------       ----------     -----------     -----------

Balances, December 31, 1996              5,331,775      $    5,332       $2,582,553     $(1,603,074)    $   984,811
                                        ----------      ----------       ----------     -----------     -----------
                                        ----------      ----------       ----------     -----------     -----------



         The accompanying notes are an integral part of this statement.

AVIATOR ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                            CUMULATIVE
                                                                                           AMOUNTS FROM
                                                                                             INCEPTION
                                                                                           (FEBRUARY 14,
                                                                     YEAR ENDED              1994) TO
                                                                     DECEMBER 31,          DECEMBER 31,
                                                                 1996           1995           1996
                                                             ------------     ----------   --------------
Cash flows from operating activities:
    Net loss as a development stage company                  $ (1,157,706)    $ (394,640)  $   (1,603,074)
    Reconciliation of net loss to cash used
      by operating activities:
         Shares granted to employees and distributors               2,775         10,870           13,645
         Depreciation and amortization                            137,146         45,580          182,726
         Deferred rent                                             22,152         47,951           70,103
         Changes in current assets and current liabilities:
           Accounts receivable                                    (12,659)       (48,870)         (61,529)
           Inventories                                            (81,905)      (233,788)        (326,178)
           Prepaid and other assets                                57,912        (25,142)               -
           Accounts payable                                       405,258        179,758          607,570
           Accrued liabilities and container deposits              30,547         29,552           60,099
                                                             ------------     ----------   --------------

Net cash used by operating activities                            (596,480)      (388,729)      (1,056,638)
                                                             ------------     ----------   --------------

Cash flows from investing activities:
    Capital expenditures                                         (229,965)    (2,096,559)      (2,379,161)
    Decrease (increase) in other non-current assets                16,361        (15,587)            (235)
                                                             ------------     ----------   --------------

Net cash used by investing activities                            (213,604)    (2,112,146)      (2,379,396)
                                                             ------------     ----------   --------------

Cash flows from financing activities:
    Sale of common stock to parent company                                             -          100,000
    Net proceeds from common stock offering                                            -        2,474,240
    Net borrowings and advances from parent
      and affiliated companies                                    602,901        236,499          881,012
                                                             ------------     ----------   --------------
Net cash provided by financing activities                         602,901        236,499        3,455,252
                                                             ------------     ----------   --------------

Net decrease in cash                                             (207,183)    (2,264,376)          19,218
Cash and cash equivalents, beginning of period                    226,401      2,490,777                -
                                                             ------------     ----------   --------------

Cash and cash equivalents, end of period                     $     19,218     $  226,401   $       19,218
                                                             ------------     ----------   --------------
                                                             ------------     ----------   --------------

        The accompanying notes are an integral part of this statement.

AVIATOR ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION
    Aviator Ales, Inc. (the Company) is a development stage company established to produce and sell hand-crafted ales in the State of Washington. The Company was organized under the laws of the State of Delaware. Prior to January 1996, the Company's name was Seattle Brewing Company. From the date of inception (February 14, 1994) through December 31, 1996, the Company's efforts have been directed primarily toward organizing and issuing a public offering of shares of its common stock and building, equipping its brewery, and developing a marketable beer. The brewery began producing and selling beer in September 1995; however, in 1996 was brewing at only 19% of its expected capacity. The Company is one of four majority or wholly owned subsidiaries of Willamette Valley, Inc. Microbreweries across America (WVI), a company located in Oregon, organized to establish microbreweries throughout the United States. At December 31, 1996 and 1995, WVI owned approximately 51% and 65%, respectively, of the Company's common stock; see also Note 6.

    The Company is a development stage company which has a limited and unprofitable operating history, has negative working capital of $1,145,814 and has limited access to capital to fund future operations. There can be no assurance that the Company will produce and sell its products on a profitable basis to sustain operations. Such factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern. Management expects the Company to be merged with its affiliate breweries during 1997, and for all of the Company's common stock to be converted into shares of a new public company (see Note 11).

    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
    The accompanying financial statements have been prepared in accordance with generally accepted accounting principles which require management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    INVENTORIES
    Inventories are stated at the lower of cost (first-in, first-out basis) or market.

    PROPERTY AND EQUIPMENT
    Property and equipment are stated at cost and are depreciated over their estimated useful lives estimated to be 5-15 years using the straight-line method, beginning at the time the assets are placed in operation.

    Expenditures for repairs and maintenance are charged to expense as incurred, and expenditures for additions and betterments are capitalized. Leasehold improvements are depreciated over the shorter of the life of the asset or the lease.

AVIATOR ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    PROPERTY AND EQUIPMENT (CONTINUED)
    In March 1995, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted the statement in fiscal 1996; however, the adoption has not had a significant impact on the Company's financial statements. Note that management expects all of the Company's long-lived assets to be used by the newly formed public Company (see Note 11).

    OTHER NONCURRENT ASSETS
    In 1995, the Company capitalized the fees and related legal costs of organization which are included in other noncurrent assets in the accompanying balance sheet. These items were written off in 1996 based on management's intention of being sold as these intangible assets no longer have future value.

    INCOME TAXES
    The Company accounts for income taxes using the asset and liability approach prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this approach, deferred income taxes are calculated for the expected future tax consequences of temporary differences between the book basis and tax basis of the Company's assets and liabilities. The Company files a stand-alone federal income tax return.

    REVENUE RECOGNITION
    The Company recognizes revenue upon the delivery of its products to its customers. Sales are recorded as trade accounts receivable and no collateral is required.

    NET LOSS PER COMMON SHARE
    Net loss per common share is calculated based on the weighted average number of common shares outstanding after giving effect to the shares retired in March 1996 and shares granted to employees throughout the periods presented. No common stock equivalents with a dilutive effect were outstanding during the periods presented. Shares held in escrow are included in the weighted average number of common shares outstanding.

    STATEMENT OF CASH FLOWS
    The Company considers short-term investments which are highly liquid, are readily convertible into cash, and have original maturities of fewer than three months to be cash equivalents for the purposes of cash flows. For the year ended December 31, 1996, the Company paid no income taxes and paid interest of $1,498. For the year ended December 30, 1995, the Company paid no income taxes and paid interest of $4,500. In 1996, the Company purchased equipment valued at $11,722 under a capital lease. This non-cash transaction has also been excluded from the accompanying statement of cash flows.

AVIATOR ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS
    Except as discussed in Note 8 under advances from affiliates, the fair market value of the Company's recorded financial instruments materially approximate their respective recorded balances, as the recorded assets and liabilities are stated at amounts expected to be realized or paid, or carry interest rates commensurate with current rates for instruments with a similar duration and degree of risk.

    STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123
    The Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," for its year ended December 31, 1996. SFAS 123 was issued by the Financial Accounting Standards Board in October 1995, and allows companies to choose whether to account for stock-based compensation under the current intrinsic method as prescribed in Accounting Principles Board Opinion Number 25 (APB 25) or use the fair value method prescribed in SFAS 123. The Company continues to follow the provisions of APB 25. The impact of adoption does not have a significant effect on the Company's financial position or results of operations (see Note 7).

    RECLASSIFICATIONS
    Certain reclassifications have been made to the 1995 financial statements to conform with 1996 presentation. These reclassifications have no impact on previously reported results of operations or shareholders' equity.


2.  INVENTORIES

    Inventories consist of:
                                                    DECEMBER 31,
                                                  1996        1995
                                                --------    --------
         Raw materials                          $180,145    $ 48,589
         Work-in-process                          35,414      30,100
         Finished goods                           72,186     147,992
         Retail inventory                         38,433      17,592
                                                --------    --------

                                                $326,178    $244,273
                                                --------    --------
                                                --------    --------

AVIATOR ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.  PROPERTY AND EQUIPMENT

    Property and equipment consist of:
                                                    DECEMBER 31,
                                                  1996        1995
                                               ----------  ----------
         Land and improvements                 $  695,486  $  642,275
         Brewery equipment                      1,708,998   1,527,269
         Office furniture and equipment            16,910      10,162
         Vehicles                                  19,490      19,490
                                               ----------  ----------
                                                2,440,884   2,199,196

         Less accumulated depreciation           (182,492)    (45,345)
                                               ----------  ----------

                                               $2,258,392  $2,153,851
                                               ----------  ----------
                                               ----------  ----------

4.  MORTGAGE NOTE PAYABLE AND CAPITAL LEASE PAYABLE

    Long-term debt consists of a $50,000 note payable to an individual, issued in connection with the purchase of land, and a capital lease liability relating to equipment. The note bears interest at 9.0% and requires quarterly interest payments. The note is secured by the land and is payable in a lump sum in June 1999. The capital lease bears interest at 9.4% and is payable in equal instalments of $416 per month through August 1999. Future minimum payments on the capital lease are as follows:

                                 PRINCIPAL     INTEREST     TOTAL
                                 ---------     --------    -------
              1997               $   4,058     $    933    $ 4,991
              1998                   4,457          534      4,991
              1999                   3,207          115      3,322
                                 ---------     --------    -------

                                 $  11,722     $  1,582    $13,304
                                 ---------     --------    -------
                                 ---------     --------    -------

5.  INCOME TAXES

    Pre-tax loss was attributable to operations entirely within the United States. For the periods ended December 31, 1996 and 1995, there was no current or deferred provision for income taxes.

AVIATOR ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.  INCOME TAXES (CONTINUED)

    The benefit for income taxes differs from the amount of income taxes determined by applying the U.S. statutory graduated federal rate due to the following:
                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              1996        1995
                                                            --------    --------
         Statutory graduated federal rate                      34.0%       34.0%
         Reserve of net operating loss carryforward assets    (34.0)      (34.0)
                                                            --------    --------

                                                                  -%          -%
                                                            --------    --------
                                                            --------    --------

    Deferred tax assets (liabilities) consist of:
                                                              DECEMBER 31,
                                                            1996        1995
                                                          ---------   ---------
         Federal net operating loss carryforwards         $ 679,000   $ 175,000
         Expenses not currently deductible                   24,000      15,000
         Fixed assets                                      (163,000)    (60,000)
         Deferred tax asset valuation allowance            (540,000)   (130,000)
                                                          ---------   ---------
                                                          $       -   $       -
                                                          ---------   ---------
                                                          ---------   ---------

    As of December 31, 1996, the Company had a net operating loss carryforward aggregating approximately $2,002,000 for federal purposes, which may be used to offset future taxable income, if any. The annual utilization of this carryforward may be limited after the Company undergoes the ownership change anticipated by management or fails to meet the continuity of business requirements defined by the Internal Revenue Code. The Company's net operating loss carryforwards begin expiring in 2010.


6.  SHAREHOLDERS' EQUITY

    The Company is authorized to issue 10,000,000 shares of its common stock. Each share of common stock entitles the holder to one vote. In February 1994, the Company received $100,000 cash from WVI in exchange for 4,845,455 shares of unregistered common stock.

    In connection with the Company's initial stock offering under Oregon securities laws, WVI agreed to place in escrow its 4,845,455 shares of the Company's common stock. These shares were to be released from escrow to WVI when the Company satisfied one or more certain earnings requirements or established a bona fide over-the-counter trading market for its common stock and maintained a bid price equal to or greater than a stipulated benchmark price for 26 or more consecutive weeks. Unless released pursuant to these conditions, the 4,845,455 shares were to remain in escrow until unconditionally released in 25% increments on April 5, 2001, 2002, 2003 and 2004. Based on the

AVIATOR ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.  SHAREHOLDERS' EQUITY (CONTINUED)

    ownership change anticipated by management described in Note 11, the shares will not be released from escrow, and all shares will be converted to shares of the new Company. The shares, while in escrow, entitle WVI to the same rights and privileges as all other shareholders of common stock, except for certain rights relating to transferability and liquidation.

    During 1994, the Company sold 2,609,091 shares of its common stock at $1.10 per share pursuant to a Form SB-2 public offering filed with the U.S. Securities Exchange Commission (SEC). Cash proceeds from this offering, net of offering expenses of $395,760, aggregated $2,474,240.

    During 1996 and 1995, the Company granted a total of 1,500 and 5,680 shares, respectively, to employees and/or third-party distributors of the Company's products. The Company recorded $2,775 and $10,870 of expense related to these grants which is included in selling, general and administrative expenses in the accompanying financial statements for the years ended December 31, 1996 and 1995, respectively.

    On March 4, 1996, the board of directors of WVI authorized WVI to contribute 2,129,871 of its 4,845,455 shares in the Company to the Company for no consideration in contemplation of the stock offering discussed in the following paragraph; the Company has retired these shares. This transaction reduced WVI's ownership in the Company from approximately 65% to approximately 51%. Also in 1996, an additional 80 shares were retired.

    See Note 11 for additional discussion of the planned ownership change.


7.  STOCK INCENTIVE PLAN

    The Company adopted a 1994 Stock Incentive Plan (the "Plan") and has reserved 250,000 shares of the Company's common stock thereunder. The Plan provides for the grant of incentive stock options to employees of the Company and non-qualified stock options, stock sales, and stock grants to employees, directors, and consultants of the Company. In January 1995, the Company granted 55,000 options to employees under the Plan. The options are exercisable over a ten-year period at an exercise price of $1.10 per share, which approximated fair market value at the date of grant. The options vest ratably over the ten-year term beginning one year from the date of grant. In 1996, the Company granted 89,000 options to employees under the Plan. Of these, 78,000 options vest over a ten-year term, 5,000 vest over a five-year term, and 6,000 were canceled. These options have an exercise price of $1.85 per share, which approximated the fair market value at the date of grant. As of December 31, 1996, options exercised were 0, vested options were 14,300, and options outstanding were 138,000.

AVIATOR ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.  STOCK INCENTIVE PLAN (CONTINUED)

    The Company has elected to account for its stock-based compensation under Accounting Principles Board Opinion No. 25. The Company has determined that the pro forma effects of applying SFAS 123 would not have a material effect on the results of operations for 1996 and 1995. This determination was made using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for 1996 and 1995 were a risk-free interest rate of 5.61% and 7.87%, respectively, an expected dividend yield of 0% and 0%, respectively, an expected life of 9.77 years and 10 years, respectively, and an expected volatility of 57% and 54%, respectively. The weighted average fair value of stock options granted in 1996 and 1995 was $1.33 and $0.82, respectively.

    Options were assumed to be exercised upon vesting for purposes of this valuation. Adjustments are made for options forfeited prior to vesting. For the years ended December 31, 1996 and 1995, the total value of the options granted was computed to be $110,242 and $45,230, respectively, which would be amortized on a straight-line basis over the vesting period of the options.

    Note that all options granted by the Company are expected to be converted to options of the new company expected to be formed at the same conversion rate as the conversion of common stock as discussed in Note 11.


8.  RELATED PARTIES

    NATURE OF RELATED PARTIES
    The Company's president partially owns and controls Willamette Valley Vineyards (WVV), a winery in Oregon; and Nor'Wester Brewing Company Inc. (Nor'Wester), a microbrewery in Oregon; as well as WVI. Additionally, WVI is the majority owner of Mile High Brewing Company (MHBC) and Bayhawk Ales, Inc. (BAI), and fully owns North Country Brewing Company, Inc. (NCBCI), companies located in Colorado, California, and New York, respectively. As a result of certain arrangements between the Company and its affiliates, as well as the Company president's positions with and/or ownership interests in each of these companies, inherent conflicts of interest exist with respect to the pricing of services, the sharing of resources and the allocation of the Company president's time.

    RELATED PARTY TRANSACTIONS
    For the period from inception through December 31, 1996, WVI and WVV provided secretarial, accounting, marketing, and administrative services related to the Company's initial stock offering and for general and administrative purposes. Beginning in 1996, the Company began contracting certain of these services from Nor'Wester under a general services agreement between Nor'Wester, WVI and WVV. During 1996 and 1995, the Company purchased these services at an approximate cost of $128,000 and $169,000, respectively, which is included in selling, general and administrative expenses in the accompanying financial statements. Additionally, WVI has allowed the Company to utilize certain proprietary concepts for no cash consideration. As a result of these and certain other transactions, the Company owed approximately $881,000 and $278,000, at December 31, 1996 and 1995, respectively, to affiliated companies.

AVIATOR ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.  RELATED PARTIES (CONTINUED)

    Additionally, in 1996, WVI advanced the Company $240,000 to be used for short-term financing purposes. Because of the anticipated ownership change discussed in Note 11, management does not expect to repay this advance. Instead the advances are being considered in determining the purchase price and stock conversion ratios being used in the transaction. These advances are included in payables to parent and affiliated companies balance at December 31, 1996.

    STRATEGIC ALLIANCE AND COOPERATIVE BREWING AGREEMENTS
    The Company has entered into a Strategic Alliance (the "Alliance") with Nor'Wester, MHBC, BAI, NCBCI, and WVI. The Company, Nor'Wester, MHBC, BAI, NCBCI, and WVI are collectively referred to as "Alliance members," and the Company, MHBC, and BAI are collectively referred to as the "Cooperative Brewers," and individually referred to as a "Cooperative Brewer." The purpose of the Alliance is to promote and support the growth of all of the Alliance members by increasing production at each Cooperative Brewer's facility and supporting the entry of Nor'Wester products into new markets. To achieve this goal, each Cooperative Brewer has agreed to cooperatively brew Nor'Wester's products, and to support the entry of these products into new markets by facilitating Nor'Wester's access to the Cooperative Brewer's network of distributors.

    The Alliance is created through a Strategic Alliance Agreement between Nor'Wester and each of the Company, MHBC, and BAI. The terms of the Strategic Alliance Agreement and the Cooperative Brewing Agreements are four years, unless earlier terminated under limited circumstances, which include material breach in the case of the Cooperative Brewing Agreements. The Agreements are subject to renewal. Pricing for the purchase of beer produced under the Cooperative Brewing Agreement is at the lesser of cost plus 10% or Nor'Wester's average cost of production at its Nor'Wester Brewery, plus a mark-up of 10%. The Agreement provides that no Alliance member will use the proprietary information or technology of another Alliance member to produce any beer with a flavor profile or appearance that is substantially similar to such Alliance member's beer. With the consent of all Alliance members, additional parties may be added to the Alliance.

    Under the terms of the Cooperative Brewing Agreements, the Company will produce Nor'Wester beer, in the amounts and packaging as specified in firm orders submitted by Nor'Wester on a periodic basis. The Company's production of Nor'Wester beer must comply with specifications concerning recipes, quality control procedures, flavor profile and appearance. Nor'Wester has a right to reject beer not meeting its specifications.

    Nor'Wester has acquired certain specified brewing equipment for Aviator's use in producing Nor'Wester's beer. To the extent that this equipment is not needed for the production of Nor'Wester beers, Aviator may, upon notice to Nor'Wester, use this equipment to produce its own beer subject to the payment of an agreed-upon lease fee.

    The Cooperative Brewing Agreement requires that the Cooperative Brewer maintain the equipment supplied by Nor'Wester, that Nor'Wester insure this equipment, and that the Cooperative Brewer and Nor'Wester each indemnify the other for damages and losses in connection with the Agreement. Nor'Wester may at its cost remove or replace its equipment at any time if market conditions or other circumstances make such action desirable to Nor'Wester.

AVIATOR ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.  RELATED PARTIES (CONTINUED)

    Cooperative brewing revenues totaled $544,000, which is 30% of the Company's net revenues. Because of the pricing terms surrounding cooperative brewing discussed above and the fact that the Company's costs to produce beer were higher than Nor'Wester's costs to produce beer, cooperative brewing sales resulted in significant negative gross margins for the Company. In addition, a significant portion of the beer brewed by the Company and sold to Nor'Wester was determined to be unusable. Accordingly, the Company ceased its cooperative brewing of Nor'Wester beers in January 1997.

    Subsequent to December 31, 1996, the cooperative brewing agreement was canceled with the consent of all Alliance members.

    ADVANCES FROM AFFILIATE
    In connection with the Cooperative Brewing Agreement with Nor'Wester described above, Nor'Wester advanced $350,000 and $250,000 to the Company in 1996 and 1995, respectively, for the purchase of ingredients and packaging materials for the Company's initial and continued production of Nor'Wester's products. The advances received in 1996 were also used for the Company's production of its own beers. These advances are unsecured and do not bear interest. Because of the anticipated ownership change discussed in Note 11, management does not expect to repay these advances. Instead, the advances are being considered in determining the purchase price and stock conversion ratios being used in the transaction.


9.  SIGNIFICANT CUSTOMERS

    Approximately 45% and 58% of the Company's sales were to wholesale distributors located in the Pacific Northwest for the years ended
    December 31, 1996 and 1995, respectively. Sales to the Company's largest customer (excluding cooperative brewing) represented approximately 29% and 30% of gross sales for the years ended December 31, 1996 and 1995, respectively.


10. COMMITMENTS

    The Company has entered into agreements with several independent distributors for the distribution of the Company's products in Washington. These agreements contain normal distribution provisions and are cancelable by either the Company or the distributors.

    During 1995, the Company entered into a twenty-year operating lease arrangement with optional renewal terms for its production facility in Woodinville, Washington. Approximate minimum lease payments are as follows:

AVIATOR ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10. COMMITMENTS (CONTINUED)

          YEAR ENDING
         DECEMBER 31,
         ------------
             1997                               $   117,000
             1998                                   117,000
             1999                                   117,000
             2000                                   119,000
             2001                                   127,000
             Thereafter                           2,068,000
                                                -----------
                                                $ 2,665,000
                                                -----------
                                                -----------

    The terms of this lease allowed for no lease payments to be made during the initial five months of the lease term, and contain escalating payments beginning in 2000. The Company is recording lease expense on the straight-line method over the lease term; accordingly, deferred rent has been recorded in the accompanying balance sheet. Rent expense including common area charges during 1996 and 1995 related to this lease aggregated approximately $174,000 and $67,000, respectively, and is allocated between cost of sales and selling, general and administrative expenses in the accompanying statement of operations.


11. PROPOSED MERGER AND INVESTMENT FROM UBA

    Subsequent to December 31, 1996, the Company along with its parent (WVI) and its affiliates (Nor'Wester, MHBC and BAI) entered into an investment agreement with United Breweries of America, Inc. (UBA), an entity controlled by the UB Group of Bangalore, India. The agreement provides for Nor'Wester, WVI, AAI, MHBC and BAI to consolidate into a company to be known as United Craft Brewers, Inc. (UCB). This merger will result in the issuance of newly registered shares of UCB common stock in exchange for shares of Nor'Wester, WVI and its subsidiaries. The merger and share exchange will require approval by the Boards of Directors and shareholders of each of the entities. Following consolidation, all shareholders in the Nor'Wester/WVI alliance will hold shares in UCB, a company which is intended to be listed for trading on the Nasdaq National Market system under the symbol ALES. Proposed exchange ratios for each of the entities are as follows, based on an average closing price of $2.63 for Nor'Wester's common stock for the 20 trading days immediately preceding execution of the merger:

           COMPANY                           EXCHANGE RATIO
         -----------                         --------------
         Nor'Wester                                     1:1
         WVI                                      1.99159:1
         AAI                                      2.98739:1
         BAI                                      1.99159:1
         MHBC                                     2.98739:1

AVIATOR ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11. PROPOSED MERGER AND INVESTMENT FROM UBA (CONTINUED)

    Following the merger, UBA has proposed to invest $8.63 million in exchange for a 45% equity interest in the new entity, UCB. Of the $8.63 million proposed investment by UBA, $2.75 million is in the form of bridge loans conditionally available to Nor'Wester during the consolidation phase. As of March 21, 1997, $1,500,000 has already been loaned to Nor'Wester, the majority of which has been advanced to North Country. At closing, it is anticipated that the bridge loans will be converted into shares of UCB and the remaining $5.88 million cash investment will be made directly in shares of UCB.

    The closing of the proposed investment remains subject to (i) approval by the shareholders of each of the companies, (ii) achievement of certain operating results at each of the breweries, (iii) maintenance of certain operating conditions and covenants, including that there shall be no material adverse change in the businesses of the affiliated breweries taken as a whole, (iv) approval by federal and state liquor control agencies, (v) registration with the U.S. Securities and Exchange Commission of UCB shares to be exchanged in the merger, (vi) extension of the Company's $1 million revolving line of credit through September 30, 1997 (see Note 4); and the lender shall have waived any defaults under the line of credit agreement and the line of credit shall have been converted to a term loan (see
    Note 5), and (vii) such other customary conditions for transactions of this type.

    Immediately following the proposed investment by UBA, UBA would own 45% and the Company's president would own 10% of UCB. The public shareholders of Nor'Wester, WVI, and WVI's subsidiaries would own the remaining 45% of UCB.


12. SUBSEQUENT EVENTS

    In light of lower than anticipated 1996 results, lower than anticipated first quarter 1997 sales and other operating results and adverse conditions within the craft beer industry in general, representatives of UBA and management and the investment bankers of the affiliated companies are in the process of renegotiating the terms of the UBA investment discussed in
    Note 11. The renegotiation will reflect a significantly lower valuation for the affiliate companies, a reduction in the total amount of cash to be invested by UBA to $5.5 million and a reduction of UBA's percentage ownership position in UCB to 40% following the consolidation. It is anticipated that the $2.75 million bridge loan amount will not be reduced. The existing shareholders in the affiliated Companies would retain a 60% interest in UCB. The exact distribution of ownership interests among shareholders of the affiliated companies has not yet been determined. Management will soon seek Board approval by each of the affiliated companies of any renegotiated terms. Failure of the parties to reach a mutually agreeable renegotiated investment agreement could lead to a loss of the bridge loans and the remainder of the UBA investment which would materially and adversely affect the Company's financial condition and results of operations. There can be no assurance that the proposed merger will be completed or that the Company will obtain the capital needed to sustain operations.