Form 10QSB
period 1997-03-31
AVIATOR ALES INC
filed 1997-05-20
CIK 924952

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

              For the Quarter Ended March 31, 1997

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


     Number of shares of common stock outstanding as of
      March 31, 1997 5,331,775 shares, $.001 par value
   =======================================================


                      AVIATOR ALES, INC.

                      INDEX TO FORM 10-QSB

   ========================================================


Part I - FINANCIAL INFORMATION

The information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-KSB/A. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results to be expected for the entire year.

Item 1 - Financial Statements

Balance Sheet - March 31, 1997 and December 1996. . . . . .

Statement of Operations - Three Months Ended
  March 31, 1997 and 1996 . . . . . . . . . . . . . . . . .

Statement of Cash Flows - Three Months Ended
  March 31, 1997 and 1996 . . . . . . . . . . . . . . . . .

Notes to Financial Statements . . . . . . . . . . . . . . .

Item 2 -- Management's Discussion and Analysis of
   Financial Condition and Results
   of Operations . . . . . . . . . . . . . . . . . . . . .

Part II - OTHER INFORMATION

Item 6 -- Exhibits and Reports on Form 8-K . . . . . . . .

Signatures . . . . . . . . . . . . . . . . . . . . . . . .


Item 1 - Financial Statements



                      AVIATOR ALES, INC.

                        Balance Sheet

                                 March 31,
                                   1997         December 31,
ASSETS                          (unaudited)        1996
                                ----------       ---------
Current Assets:
   Cash and cash equivalents    $        -         $19,218
   Accounts receivable             190,544          61,529
   Inventories                     292,392         326,178
   Marketing supplies               25,746               -
                                 ---------       ---------
   Total current assets            508,682         406,925

 Property and equipment, net     2,222,645       2,258,392
                                 ---------       ---------
Total assets                    $2,731,327      $2,665,317
                                 =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of capital
    lease obligation                $4,154          $4,058
   Accounts payable                729,867         607,570
   Accrued liabilities              35,182          44,516
   Container deposits               24,609          15,583
   Payable to parent and
     affiliated companies, net     942,251         881,012
                                 ---------       ---------
   Total current liabilities     1,736,063       1,552,739

Mortgage note payable and
  capital lease obligation          56,262          57,664
Deferred rent                       78,602          70,103
                                 ---------       ---------
                                 1,870,927       1,680,506
                                 ---------       ---------
Commitments

Shareholders' equity:
  Common stock, $.001 par
   value - 10,000,000 shares
   authorized, 5,331,775
   shares outstanding               5,332            5,332
  Additional paid-in capital    2,582,553        2,582,553
  Accumulated deficit          (1,727,485)      (1,603,074)
                               -----------      -----------
                                  860,400          984,811
                               -----------      -----------
Total liabilities and
  shareholders' equity         $2,731,327       $2,665,317
                               ===========      ===========



                        AVIATOR ALES, INC.

                      Statement of Operations
                           (Unaudited)



                               Three Months Ended March 31,
                                    1997           1996
                                ----------      ----------
Gross revenues                    298,632          274,105
Less: excise taxes                (15,486)         (15,355)
                                ---------        ---------
Net revenues                      283,146          258,750

Cost of revenues                  294,825          329,640
                                ---------        ---------
Gross deficit                     (11,679)         (70,890)

 Selling, general and
   administrative expenses        110,637          157,019
                                ---------        ---------
Loss from operations             (122,316)        (227,909)

Other income (expense):
   Interest income                      -            1,932
   Interest expense                (2,095)          (1,125)
                                ---------        ---------
                                   (2,095)             807
                                ---------        ---------
Net loss                        $(124,411)       $(227,102)
                                =========        =========
Net loss per common share          $(0.02)          $(0.03)
                                =========        =========
Weighted average number of
common shares outstanding       5,331,775        6,864,533
                                =========        =========



                     AVIATOR ALES, INC.

                   Statement of Cash Flows
                         (Unaudited)



                                     Three Months Ended March 31,
                                         1997             1996
Cash flows from operating             ----------       ----------
activities:
   Net loss                           $(124,411)       $(227,102)
   Reconciliation of net loss
    to net cash used for
    operating activities:
      Depreciation and
        amortization                     39,314           39,100
      Increase in deferred rent           8,499            8,501
      Changes in assets and liabilities:
        Accounts receivable            (129,015)         (71,982)
        Inventories                      33,786           (8,585)
        Marketing supplies              (25,746)               -
        Accounts payable                122,297         (108,952)
        Accrued liabilities and
         other liabilities                 (308)          18,526
        Payables to parent and
         affiliated companies            61,239          243,724
                                       --------         --------
   Net cash used for operating
     activities                         (14,345)        (106,770)

Cash flows from investing activities:
   Purchases of property and
    equipment                            (3,567)        (113,973)
                                        --------         --------
   Net cash used for investing
    activities                           (3,567)        (113,973)

Cash flows from financing activities:
    Payments on capital lease
     obligations                         (1,306)               -
    Increase in deferred stock
    offering costs                            -          (10,513)
                                        --------         --------
Net cash used for financing
  activities                             (1,306)         (10,513)
                                        --------         --------
Net decrease in cash and cash
  equivalents                           (19,218)        (231,256)

Cash and cash equivalents:
   Beginning of period                   19,218          226,401
                                       --------         --------
   End of period                       $      -           (4,855)
                                       ========         ========




                     AVIATOR ALES, INC.

              NOTES TO FINANCIAL STATEMENTS
                       (Unaudited)


Aviator Ales, Inc. ("AAI" or the "Company") was formed on February 14, 1994 to produce and sell hand-crafted ales under its own label "Aviator Ales" in the State of Washington. To achieve its goal, the Company has built a brewery in an 18,948 square foot leased facility in Woodinville, Washington. The brewery has an initial production capacity of 11,700 barrels per year with a maximum designed production capacity of 125,000 barrels per year.

The Company was organized under the laws of the State of Delaware. The Company is a majority owned subsidiary of Willamette Valley, Inc. Microbreweries across America ("WVI"), a company organized to establish microbreweries throughout the United States. At March 31,1997, WVI owned approximately 51% of the Company's common stock.


BASIS OF PRESENTATION

The Company's financial statements enclosed herein are unaudited and, because of the seasonal nature of the business and the varying schedule of its special sales efforts, these results are not necessarily indicative of the results to be expected for the entire year. In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items which are necessary for a fair presentation of the results for the periods presented. The accompanying financial statements have been prepared in accordance with GAAP and SEC guidelines applicable to interim financial information which require management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The accompanying financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1996.

The Company has recorded significant losses in the quarter ended March 31, 1997 and during the prior year, has negative working capital of $1.227 million, and has limited access to capital with which to fund future operations. There can be no assurance that the Company will produce and sell its products on a profitable basis to sustain operations. Such factors, among others, raise substantial doubt as to its ability to continue as a going concern. During the quarter ended March 31, 1997 the Company entered into an investment agreement to be merged with other affiliated companies and convert its stock into shares of a new publicly traded entity as discussed in the Proposed Merger note below.


Inventories

Inventories consist of the following:

                                March 31,        December 31,
                                  1997               1996
                             -------------       ------------
Raw materials                $     166,441       $  180,145
Work-in-process                     53,721           35,414
Finished goods                      32,036           72,186
Retail products                     40,194           38,433
                             -------------      ------------
                             $     292,392       $  326,178
                             =============      ============



                      AVIATOR ALES, INC.

           NOTES TO FINANCIAL STATEMENTS (Continued)

Property and Equipment

Property and equipment consists of the following:

                               March 31,        December 31,
                                  1997              1996
                             -------------      ------------
Land and improvements        $     695,486      $    695,486
Brewery equipment                1,712,565         1,708,998
Office furniture and equipment      16,910            16,910
Vehicles                            19,490            19,490
                             -------------      ------------

                                 2,444,451         2,440,884

Less accumulated depreciation
 and amortization                 (221,806)         (182,492)
                             --------------     -------------

                             $   2,222,645      $  2,258,392
                             ==============     =============


Shareholders' Equity
The Company is authorized to issue 10 million shares of its common stock. Each share of common stock entitles the holder to one vote. At its discretion, the Board of Directors may declare dividends on share of common stock, although the Board does not anticipate paying dividends in the foreseeable future. In February 1994, the Company received $100,000 cash from WVI in exchange for 4,845,455 shares of unregistered stock. In March 1996, 2,129,871 of those shares were contributed back to the Company for no consideration and subsequently retired.


Net Loss Per Share
Net loss per common share is calculated based on the weighted average number of common shares and common share equivalents outstanding during the three month periods ended March 31, 1997 and 1996. Shares owned by the Company's parent, WVI, are held in escrow and are included in the weighted average number of common shares outstanding. Outstanding options to purchase shares of the Company's common shares have not been included in the calculations as their affect would be anti-dilutive.

Stock Incentive and Stock Grant Plans
During 1994, the Board of Directors established a pool of 250,000 shares of the Company's common stock for a stock incentive plan for issuance to employees, consultants, directors, and consultants of the Company pursuant to the exercise of stock options granted under the plan or stock grants or stock sales. Administration of the plan, including determination of the number of shares to be issued, the term of exercise of any option, the option exercise price, and type of options to be granted, lies with the Board of Directors or a duly authorized committee of the Board of Directors.

As of March 31, 1997, options for a total of 138,000 shares have been awarded, net of cancellations. Options have vesting periods ranging from five years to ten years.

No compensation expense has been recorded as a result of granting any of the options as all such options were granted with an exercise price equal to the market price on the date of grant.

Options granted by the Company are expected to be converted to options of the new company expected to be formed in the consolidation of the Company and its affiliates at the same conversion rate as the conversion of common stock discussed in the Pending Consolidation note.

Income Taxes
No benefit for income taxes was recognized for the quarters ended March 31, 1997 and 1996 in the accompanying statement of operations as there can be no assurance that the Company will generate taxable income in the future against which such benefits could be realized.

At March 31, 1997, the Company had a net operating loss carryforward aggregating approximately $2 million for federal income tax purposes, which may be used to offset future taxable income, if any. The annual utilization of this carryforward may be limited if the Company undergoes the ownership change anticipated by management (see Proposed Merger note ) or fails to meet continuity of business requirements defined by the Internal Revenue Code. The Company's net operating loss carryforward expires in 2013.

Related Parties

Nature of related parties
The Company's president, Jim Bernau, partially owns and controls Willamette Valley Vineyards (WVV), a winery in Oregon, and Willamette Valley Inc., and Nor'Wester Brewing Company, Inc.(Nor'Wester), a microbrewery in Oregon; as well as WVI. Additionally, the Company's president is the president of each of the following subsidiaries of WVI: Aviator Ales, Inc. (AAI); Mile High Brewing Company (MHBC); Bayhawk Ales,
Inc. (BAI); and North Country Brewing Company, Inc. (NCBCI); development stage companies located in Washington, Colorado and California, respectively. As a result of certain arrangements between the Company and its affiliates, as well as the Mr. Bernau positions with and/or ownership interests in each of these companies, inherent conflicts of interest exist with respect to the pricing of services, the sharing of resources and allocation of the Company president's time.


Related Party Transactions

The Company purchased management and administrative services from WVI at a total cost of $13,842 and $24,630 for the three months ended March 31, 1997 and 1996, respectively. WVI contracts for certain of these services under a general services agreement between WVI and Nor'Wester.

Strategic Alliance and Cooperative Brewing Agreements
The Company has entered into a Strategic Alliance (the "Alliance") with AAI, MHBC, BAI, NCBCI, and WVI. The Company, AAI, MHBC, and
BAI are individually referred to as a "Cooperative Brewer." The purpose of the Alliance is to promote and support the growth of all of the Alliance members by increasing production at each Cooperative Brewer's facility and supporting the entry of Nor'Wester products into new markets. To achieve this goal, each Cooperative Brewer agreed to cooperatively brew Nor'Wester's products, and to support the entry of these products into new markets by facilitating Nor'Wester's access to the Cooperative Brewer's network of distributors. However, due to the fact that Nor'Wester's Portland Brewery is not currently operating at full capacity and the fact that attempting to develop other regional markets for its products has not yielded significant results, the Cooperative Brewing Agreements are not being utilized. Should the consolidation occur as planned (see Pending Consolidation note), the Strategic Alliance and agreements thereunder will terminate.

In connection with the Cooperative Brewing Agreement described above, the Company received an advance from Nor'Wester of $250,000 during 1995 for the purchase of ingredients and packaging materials for the cooperative brewer's initial production of Nor'Wester's products. In 1996, the Company received an advance of $100,000 from Nor'Wester for cooperative brewing purchases and operating expenses. These advances remain outstanding although the cooperative brewing agreement has been terminated. As a result of the administrative services purchased from WVI and the advances received from Nor'Wester, the Company has advances and loans payable to affiliates of $942,251 at March 31, 1997. Because management expects these advances will eventually be eliminated when the proposed merger occurs, as discussed in the Proposed Merger and Investment by UBA, these advances have been classified as current payables to affiliates at March 31, 1997.


Commitments
The Company has entered into a twenty-year operating lease arrangement with optional renewal terms for its production facility in Woodinville, Washington. Annual payments under the lease are approximately $117,000 , plus common area charges, and escalate over the term of the lease beginning in 2000 (totaling approximately $2,665,000 over the term of the lease).


Proposed Merger and Investment by UBA
During the quarter ended March 31, 1997, the Company, along with its affiliates (Nor'Wester, WVI, MHBC and BAI) entered into an investment agreement with United Breweries of America, Inc. (UBA), an entity controlled by the UB Group of Bangalore, India. The agreement provides for Nor'Wester, WVI, AAI, MHBC and BAI to merge into a company to be known as United Craft Brewers (UCB). This proposed merger will result in the issuance of newly registered shares of UCB common stock in exchange for shares of Nor'Wester, WVI and its subsidiaries. The merger and share exchange will require approval by the Boards of Directors and shareholders of each of the entities. Following the merger, all shareholders in the Nor'Wester /WVI alliance will hold shares in UCB, a company which is intended to be listed for trading on the Nasdaq National Market system under the symbol ALES. Proposed exchange ratios for each of the entities are as follows, based on an average closing price of $2.63 for Nor'Wester's common stock for the 20 trading days immediately preceding execution of the merger:

   Company             Exchange
                       Ratio
   Nor'Wester          1.00000:1
   WVI                 1.99159:1
   AAI                 2.98739:1
   BAI                 1.99159:1
   MHBC                2.98739:1


Following the proposed merger, UBA has proposed to invest $8.63 million in exchange for a 45% equity interest in the new entity, UCB. Of the $8.63 million proposed investment by UBA, $2.75 million is in the form of bridge loans conditionally available to Nor'Wester during the consolidation phase. As of March 31, 1997, $1.5 million has already been loaned to Nor'Wester, the majority of which has been advanced to North Country. At closing, it is anticipated that the bridge loans will be converted into shares of UCB and the remaining $5.88 million cash investment will be made directly in shares of UCB.

All principal and interest related to the bridge loans is secured by the assets of North Country Joint Venture, Nor'Wester's wholly-owned subsidiary, and by Nor'Wester's ownership interest in North Country Joint Venture.
Repayment of all principal and interest is guaranteed personally by the Company's president.

The closing of the proposed investment remains subject to
(i) approval by the shareholders of each of the companies,
(ii) achievement of certain operating results at each of the breweries, (iii) maintenance of certain operating conditions and covenants, including that there shall be no material adverse change in the businesses of the affiliated breweries taken as a whole, (iv) approval by federal and state liquor control agencies, (v) registration with the U.S. Securities and Exchange Commission of UCB shares to be exchanged in the merger, (vi) extension of Nor'Wester's $1 million revolving line of credit through September 30, 1997 and the lender shall have waived any defaults under the line of credit agreement and the line of credit shall have been converted to a term loan and (vii) such other customary conditions for transactions of this type.

Immediately following the proposed investment by UBA, UBA would own 45% and the Company's president would own 10% of UCB. The public shareholders of Nor'Wester, WVI, and subsidiaries would own the remaining 45% of UCB.

Impact of Recent Accounting Prounouncements

In February 1997, the Financial Accounting Standards Boad ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129")which are effective for fiscal years ending after December 15, 1997. The Company believes the implementation of these statements will not have a material effect on its results of operations or financial statement disclosures.

Subsequent Events

Subsequent to March 31, 1997, in light of lower than anticipated 1996 operating results, lower than anticipated first quarter 1997 sales and other operating results and adverse conditions with the craft beer industry in general, representatives of UBA and management and the investment bankers of the affiliated companies are in the process of renegotiating the terms of the UBA investment discussed in the Proposed Merger note. The renegotiation will reflect a significantly lower valuation for the affiliated companies, a reduction in the total amount of cash to be invested by UBA to $5.5 million and a reduction of UBA's percentage ownership position in UCB to 40% following consolidation.
It is anticipated that the $2.75 million bridge loan will not be reduced. The existing shareholders in the affiliated Companies would retain a 60% interest in UCB. The exact distribution of ownership interests among shareholders of the affiliated companies has not yet been determined. Management will soon seek Board approval by each of the affiliated companies of any renegotiated terms. Failure of the parties to reach a mutually agreeable renegotiated investment agreement could lead to a loss of the bridge loans and the remainder of the UBA investment which would materially and adversely affect the Company's financial condition and results of operations. There can be no assurance that the proposed merger will be completed or that the Company will obtain the capital needed to sustain operations.


Item 2 -- Management's Discussion and Analysis of Financial
          Condition and results of Operations


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-QSB contains forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. This forward-looking information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking information. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, impact of competition, changes in distributor relationship or performance, successful completion of the planned consolidation of the Affiliated Companies, and other risks detailed below as well as those discussed elsewhere in this Form 10-QSB. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.

Results of Operations

Gross Revenues
Gross revenues from beer and retail products totaled $298,632 for the quarter ended March 31, 1997 and $274,105 for the quarter ended March 31, 1996, an increase of 9%.
The increase in revenues is primarily a result of the Company's efforts to build its distribution channel, enhance its awareness of its line of ales, develop a growing contingency of loyal customers and an increase in sales of products to affiliated companies.

The Company's brewery currently has an annual production capacity of 41,000 barrels. The Company sold 2,024 barrels and 1,270 barrels during the quarter ended March
31, 1997 and 1996 respectively.


Excise Taxes
Excise taxes were $15,486 (5% of gross sales) for the three months ended March 31, 1997 compared to $15,355 (6% of gross sales) for the same period in 1996.


Cost of Revenues
Cost of revenues totaled $94,825 (104 percent of net revenues) for the quarter ended March 31, 1997 compared to $329,640 (127 percent of net revenues) for the quarter ended March 31, 1996. Although cost of revenues declined as a percentage of net revenues for the quarter ended March 31, 1997 from the same period in 1996, the high cost of revenues in 1997 is the result of the disproportionate cost of production for products sold while the facility was operating at less than designed capacity and the high percentage of sales (about 45% of total barrels sold) made to affiliated companies for which the company realizes lower margins.


Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses decreased to $110,637 (39 percent of net revenues) for the quarter ended March 31, 1997 from $157,019 (61 percent of net revenues) for the quarter ended March 31, 1996. The decrease in SG&A expenses is primarily attributable to higher advertising costs in 1996 as the Company expanded its sales efforts in order to quickly penetrate target markets. The level of these expenses was not sustained into 1997.

Net Income (Loss).
As a result of the individual line items discussed above, net loss was $124,411 for the quarter ended March 31, 1997 compared to net loss of $227,102 for the quarter ended March
31, 1996.


Liquidity and Capital Resources

Cash and cash equivalents decreased $19,128 to $0 at March 31, 1997. The decrease is primarily a result of operating expenses and increases to accounts receivable and inventories, offset by increases to accounts payable and payables to affiliates.

The Company's working capital deficit was approximately $1.2 million at March 31, 1997 and $1.1 million at December 31, 1996.
The decrease in working capital reflects the increase in accounts receivable related to the increase in operations. The Company's cash and cash equivalents have decreased by 100% ($19,218) from December 31, 1996 to March 31, 1997 primarily as a result of payments to trade creditors and payment of payroll related expenses. At March 31, 1997 the Company had payables to affiliates of $942,251 which comprise 54% of the Company's current liabilities. The payables are classified as current because management expects to eliminate or pay these payables in cash or have the payables eliminated upon consolidation with affiliated companies (see discussion of investment below).

The Company purchased $3,567 of capital equipment during the quarter ended March 31, 1997.

Accounts payable at March 31, 1997 totaled $729,867 compared to $607,570 at December 31, 1996. Of the total outstanding at March 31, 1997 $583,652 was past due.

The Company's management believes that current working capital together with projected income from operations are not sufficient to meet the Company's cash needs over the next twelve months. The Company's independent accountants expressed substantial doubt as to the Company's ability to continue as a going concern in their report on the Company's 1996 financial statements.

In September 1996, to address the liquidity and capital resources concerns of the Company and certain of its affiliated breweries, the Company's parent WVI and its affiliate Nor'Wester,entered into a non-binding letter of intent with The UB Group of Bangalore, India setting forth the proposed terms of The UB Group's possible investment of $9.0 million in cash and certain intangible consideration including the grant of an exclusive right to manufacture The UB Group's Kingfisher brand beer for sale in North America and The UB Group's provision of certain management and technical services to the alliance of craft breweries controlled by WVI and the Company. Under the terms of the letter of intent, The UB Group's investment would be made in the resulting entity following a proposed consolidation of the Craft Brewing Alliance comprised of Nor'Wester and
Nor'Wester's subsidiary, North Country Joint Venture, located in Saratoga Springs, New York.; WVI and WVI's subsidiaries-- Mile High Brewing Company, Inc., located in Denver Colorado, Bayhawk Ales, Inc., located in Irvine, California, and Aviator Ales, Inc. located in Woodinville, Washington.

The closing of the possible investment remains subject to
(i) The UB Group's completion of satisfactory due diligence,
(ii) negotiation and execution of a definitive investment agreement between the parties, (iii) approval by the boards of directors and shareholders of each of the Company, WVI, Nor'Wester and their respective subsidiaries, (iv) registration with the U.S. Securities and Exchange Commission of shares in the resulting entity following consolidation which will be exchanged in the merger, and (v) such other customary conditions for transactions of this type.

Following execution of the letter of intent, The UB Group has provided the WVI/Nor'Wester alliance of craft breweries with bridge loans in the amount of $1,900,000 through May 15, 1997 to sustain and grow their brewing operations. The UB
Group has also indicated it may, at its discretion to provide additional bridge loans or guarantees on bank loans in such amounts and at such times as are necessary to sustain the breweries' operations until completion of the planned consolidation and closing of the investment. There can be no assurances that additional bridge loans will be made by The UB Group, that an equity investment by The UB Group will ultimately be made or, if made, the final terms of such investment.

Subsequent to March 31, 1997, in light of lower than anticipated 1996 operating results, lower than anticipated first quarter 1997 sales and other operating results and adverse conditions with the craft beer industry in general, representatives of UBA and management and the investment bankers of the affiliated companies are in the process of renegotiating the terms of the UBA investment discussed above. The renegotiation will reflect a significantly lower valuation for the affiliate companies, a reduction in the total amount of cash to be invested by UBA to $5.5 million and a reduction of UBA's percentage ownership position in UCB to 40% following consolidation. It is anticipated that the $2.75 million bridge loan will not be reduced. The existing shareholders in the affiliated companies would retain a 60% interest in UCB. The exact distribution of ownership interests among shareholders of the affiliated companies has not yet been determined. Management will soon seek Board approval by each of the affiliated companies of any renegotiated terms. Failure of the parties to reach a mutually agreeable renegotiated investment agreement could lead to a loss of the bridge loans and the remainder of the UBA investment which would materially and adversely affect the Company's financial condition and results of operations. There can be no assurance that the proposed merger will be completed or that the Company will obtain the capital needed to sustain operations.

If, for any reason, the proposed consolidation and investment does not occur, alternative sources of debt financing and/or equity capital would have to be developed.
There can be no assurance that such debt financing or capital will be available or, if available, under terms and conditions acceptable to the Company. The Company's inability to obtain additional capital would result in a material adverse effect on the Company's business and results of operations.

PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

 (a) Exhibit 1 - Definitive Investment Agreement press release dated January 30, 1997.

(b) Reports on Form 8-K:

On January 30, 1997, the Company filed a Form 8-K in connection with its execution of a definitive investment agreement with United Breweries of America, Inc., an affiliate of the UB
Group of Bangalore, India. Under terms of the agreement, UBA will invest approximately $9 million in cash in exchange for a 45% equity interest in a new entity comprised of the consolidated businesses of Nor'Wester, North Country Joint Venture., Willamette Valley, Inc., Microbreweries across America and its subsidiaries - Aviator Ales, Inc.,
Bayhawk Ales, Inc., Mile High Brewing Company.  The
Form 8-K set forth the terms and conditions of the proposed investment as outlined in the letter of intent ,and included as exhibits copies of the letter of intent dated September 26, 1996 and a January 30, 1997 press release relating to the matter.

Exhibit 1



SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AVIATOR ALES, INC.




Date:   May 20, 1997        By _________________________
                                       Dusty Wyant
                                       General Manager



                           SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AVIATOR ALES, INC.




Date:  May 20, 1997              By /s/ Dusty Wyant
                                            Dusty Wyant
                                            General Manager