Form 10QSB/A
period 1997-03-31
AVIATOR ALES INC
filed 1997-08-13
CIK 924952

========================================================
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                 __________________________________

                              FORM 10-QSB
                              Ammendment
                 _________________________________

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
                                =========        =========



                     AVIATOR ALES, INC.

                   Statement of Cash Flows
                         (Unaudited)



                                     Three Months Ended March 31,
                                         1997             1996
Cash flows from operating             ----------       ----------
activities:
   Net loss                           $(124,411)       $(227,102)
   Reconciliation of net loss
    to net cash used for
    operating activities:
      Depreciation and
        amortization                     39,314           39,100
      Increase in deferred rent           8,499            8,501
      Changes in assets and liabilities:
        Accounts receivable            (129,015)         (71,982)
        Inventories                      33,786           (8,585)
        Marketing supplies              (25,746)               -
        Accounts payable                122,297         (108,952)
        Accrued liabilities and
         other liabilities                 (308)          18,526
                                       --------         --------
   Net cash used for operating
     activities                         (75,584)        (350,494)

Cash flows from investing activities:
Purchases of property and
    equipment                            (3,471)        (113,973)
                                        --------         --------
   Net cash used for investing
    activities                           (3,471)        (113,973)

Cash flows from financing activities:
Payables to parent and
         affiliated companies            61,239          243,724
Payments on capital lease
     obligations                         (1,402)               -
    Increase in deferred stock
    offering costs                            -          (10,513)
                                        --------         --------
Net cash used for financing
  activities                             59,837          233,211
                                        --------         --------
Net decrease in cash and cash
  equivalents                           (19,218)        (231,256)

Cash and cash equivalents:
   Beginning of period                   19,218          226,401
                                       --------         --------
   End of period                       $      -           (4,855)
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

The Company is a development stage company established to produce and sell hand-crafted ales in the State of Washington. From the date inception (February 14, 1994) trough March 31, 1997, the Company's efforts have been directed primarily toward organizing and issue a public offering of shares of its common stock, building and equipping its brewery, and developing a marketable beer.

The accompanying financial statement have been prepared assuming the Company will continue as a going concern. The Company is a development stage company which has a limited and unprofitable operating history, has negative working capital of $1,227,381 and has limited access to capital to fund future operations. There can be no assurance that the Company will produce and sell its products on a profitable basis to sustain operations. Such factors, among other, raise substantial doubt as to the Company's ability to continue as a going concern.

In light of significant losses and negative working capital the Company has developed and is implementing plans for the continuation of the business. In particular, the Company has taken steps to: (i) reduce or eliminate cooperative brewing arrangements which proved to be inefficient and costly; (ii) eliminate national roll-out programs in favor of stepped-up regional sales and marketing efforts; (iii) negotiate with past due creditors which could involve extended terms and payment plans; (iv) hire and retain high-quality employees familiar with the brewing industry, (v) use available bridge loans from a proposed investor (see Proposed Merger note) to fund operations until new strategies result in positive cash flows and improved profitability, and; (vi) use proceeds from the disposition of duplicative and/or unutilized assets created by the proposed merger. Management believes these plans will result in the Company sustaining operations as a going concern for the next 12 months.

As part of the plan, the Company entered into an investment agreement to be merged with other affiliated companies and convert its stock into shares of a new publicly traded entity as discussed in the Proposed Merger note.


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

Renegotiation of Proposed Merger and Investment by UBA

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