Form 10QSB
period 1997-06-30
AVIATOR ALES INC
filed 1997-08-14
CIK 924952

============================================================
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                   _________________________

                         FORM 10-QSB
                   _________________________

 Quarterly Report Pursuant to Section 13 or 15 (d) of the
                Securities Exchange Act of 1934

            For the Quarter Ended June 30, 1997

              Commission File Number  33-81536-LA

                       Aviator Ales, INC.

        (Exact name of registrant as specified in charter)

        Delaware                         33-0606860
 (State or other jurisdiction of     (I.R.S. Employer
 incorporation or organization)    Identification Number)

                 _______________________________

                     14316 NE 203rd Street
                  Woodinville, Washington  980724
                          (206) 487-0717

      (Address, including Zip code, and telephone number, including area code, of registrant's principal executive offices)

____________________________________________________________

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.
                                 [ X] YES         [  ] NO

Transitional Small Business Disclosure Format
                                 [  ] YES         [X] NO

      Number of shares of common stock outstanding as of
                        June 30, 1997:

                5,331,775 shares, $.001 par value
============================================================
                        AVIATOR ALES, INC.


                       INDEX TO FORM 10-QSB

============================================================
Part I - FINANCIAL INFORMATION

The information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-KSB/A. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of results to be expected for the entire year.


Item 1 -- Financial Statements

Balance Sheet - June 30, 1997 and December 31, 1996. . .

Statement of Operations - Three Months Ended and Six
Months Ended June 30, 1997 and 1996 . . . . . .  . . . .

Statement of Cash Flows - Three Months Ended and Six
Months Ended June 30, 1997 and 1996 . . . .. . . . . . .


Notes to Financial Statements. . . . . . . . . .. . . . .

Item 2 -- Management's Discussion and Analysis of
   Financial Condition and Results of Operations . .  . .

Part II - OTHER INFORMATION

Item 6 -- Exhibits and Reports on Form 8-K . . . . . . . .

Signatures . . . . . . . . . . . . . . . . . . . . . . . .



Item 1 -- Financial Statements




                                    AVIATOR ALES, INC.
                               (A Development Stage Company)

                                     Balance Sheet

                                                    June 30,
                                                     1997                December 31,
ASSETS                                           (unaudited)                 1996
                                                -------------            ------------
Current Assets:
Cash and cash equivalents                       $          -             $    19,218
Accounts receivable                                  147,236                  61,529
Inventories                                          249,797                 326,178
Marketing supplies                                    37,317                       -
Other current assets, net                             14,060                       -
                                               -------------             ------------
Total current assets                                 448,410                 406,925

Property and equipment, net                        2,197,001               2,258,392
                                               -------------             ------------
Total assets                                   $   2,645,411             $ 2,665,317
                                               ==============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of capital lease obligation    $       4,058             $     4,058
Accounts payable                                     641,118                 607,570
Accrued liabilities                                   63,865                  44,516
Container deposits                                    22,019                  15,583
Payable to parent and affiliated companies,
  net                                              1,074,576                 881,012
                                               -------------             ------------
Total current liabilities                          1,805,636               1,552,739

Mortgage note payable and capital lease
  obligation                                          55,573                  57,664
Deferred rent                                         87,102                  70,103
                                               -------------             ------------
Total liabilities                                  1,948,311               1,680,506

Commitments

Shareholders' equity:
Common stock, $.001 par value - 10,000,000
  shares authorized, 5,331,775 and 5,331,775
  shares outstanding                                   5,332                   5,332
Additional paid-in capital                          2,582,553              2,582,553
Deficit accumulated during the development
  stage                                            (1,890,785)            (1,603,074)
                                               -------------             ------------
Total shareholders' equity                            697,100                984,811

Total liabilities and shareholders' equity     $    2,645,411            $ 2,665,317
                                               ===============           ============


                                  AVIATOR ALES, INC.
                             (A Development Stage Company)

                               Statement of Operations
                                     (unaudited)

[CAPTION]

                                 Three Months Ended June 30,  Six Months Ended June 30,
                                      1997          1996          1997           1996
                                   ----------    ----------    ----------    ----------
Gross sales                        $ 291,501     $ 472,136     $ 590,133     $ 746,241
Less: excise taxes                    19,024        22,611        34,509        37,966
                                   ----------    ----------    ----------    ----------
Net Sales                            272,477       449,525       555,624       708,275

Cost of sales                        308,018       495,225       606,774       824,865
                                   ----------    ----------    ----------    ----------
Gross deficit                        (35,541)      (45,700)      (51,150)     (116,590)

Selling, general and
  administrative expenses            147,272       188,327       238,819       345,346
                                   ----------    ----------    ----------    ----------
Loss from operations                (182,813)     (234,027)     (289,969)     (461,936)

Other income (expense):
Other income (expense)                 6,273           360         6,067         2,292
Interest expense                      (1,760)       (1,125)       (3,809)       (2,250)
                                   ----------    ----------    ----------    ----------
                                       4,513          (765)        2,258            42

Net loss                           $(178,300)    $(234,792)    $(287,711)    $(461,894)
                                   ==========    ==========    ==========    ==========
Net loss per common share          $   (0.03)    $   (0.04)    $   (0.05)    $   (0.08)
                                   ==========    ==========    ==========    ==========
Weighted average number of
common shares outstanding          5,331,775     5,330,275     5,331,775     6,040,259
                                   ==========    ==========    ==========    ==========


                                     AVIATOR ALES, INC.
                               (A Development Stage Company)

                                 Statement of Cash Flows
                                      (Unaudited)

[CAPTION]

                                                     Six Months Ended June 30,
                                                   1997                      1996
                                               -------------             -------------
Cash flows from operating activities:
Net loss $                                     $   (287,711)             $   (461,894)
Reconciliation of net loss to net cash
 used for operating activities:
   Depreciation and amortization                     79,029                    77,458
   Deferred rent                                     16,999                    16,999
   Changes in assets and liabilities:
     Accounts receivable                            (85,707)                 (176,577)
     Inventories                                     76,381                   (41,211)
     Marketing supplies                             (37,317)                      -
     Other current assets                           (14,060)                   17,447
     Other non-current assets                           -                       1,065
     Accounts payable                                33,548                   186,356
     Accrued liabilities                             19,349                    35,775
     Container deposits                               6,436                       -
                                               -------------             -------------
Net cash used for operating activities             (193,053)                 (344,582)

Cash flows from investing activities:
  Purchases of property and equipment               (17,638)                 (225,774)
  Sale of asset                                         -                      55,000
                                               -------------             -------------
Net cash used for investing activities              (17,638)                 (170,774)

Cash flows from financing activities:
  Payment on long-term debt                          (2,091)                      -
  Advances from affiliated company                  193,564                   384,778
  Deferred stock offering costs                          -                    (68,006)
                                               -------------             -------------
Net cash provided by financing activities           191,473                   316,772
                                              -------------              -------------
Net decrease in cash and cash equivalents           (19,218)                 (198,584)

Cash and cash equivalents:
Beginning of period                                  19,218                   226,401
                                               -------------             -------------
End of period $                                        -                 $     27,817
                                               =============             =============


BASIS OF PRESENTATION

The Company's financial statements enclosed herein are unaudited and, because of the seasonal nature of the business and the varying schedule of its special sales efforts, these results are not necessarily indicative of the results to be expected for the entire year. In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items which are necessary for a fair presentation of the results for the periods presented. The accompanying financial statements have been prepared in accordance with GAAP and SEC guidelines applicable to interim financial information which require management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The accompanying financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A.

The Company is a development stage company established to produce and sell hand-crafted ales in the State of California. From the date inception (February 14, 1994) trough June 30, 1997, the Company's efforts have been directed primarily toward organizing and issue a public offering of shares of its common stock, building and equipping its brewery, and developing a marketable beer.

The accompanying financial statement have been prepared assuming the Company will continue as a going concern. The Company is a development stage company which has a limited and unprofitable operating history, has negative working capital of $1,357,226 and has limited access to capital to fund future operations. There can be no assurance that the Company will produce and sell its products on a profitable basis to sustain operations. Such factors, among other, raise substantial doubt as to the Company's ability to continue as a going concern.

In light of significant losses and negative working capital the Company has developed and is implementing plans for the continuation of the business. In particular, the Company has taken steps to: (i) reduce or eliminate cooperative brewing arrangements which proved to be inefficient and costly; (ii) eliminate national roll-out programs in favor of stepped-up regional sales and marketing efforts; (iii) negotiate with past due creditors which could involve extended terms and payment plans; (iv) hire and retain high-quality employees familiar with the brewing industry, (v) use available bridge loans from a proposed investor (see Proposed Merger note) to fund operations until new strategies result in positive cash flows and improved profitability, and; (vi) use proceeds from the disposition of duplicative and/or under utilized assets created by the proposed merger. Management believes these plans will result in the Company sustaining operations as a going concern for the next 12 months.

As part of the plan, the Company entered into an investment agreement to be merged with other affiliated companies and convert its stock into shares of a new publicly traded entity as discussed in the Proposed Merger note.

Inventories

Inventories consist of the following:

                               June 30,          December 31
                                1997                1996
                              -----------        -----------
Raw Materials                 $  134,220         $  180,145
Work-in-process                   41,489             35,414
Finished goods                    47,063             72,186
Retail inventory                  27,025             38,433
                              -----------        -----------
                              $  249,797          $ 326,178
                              ===========        ===========

Property and Equipment

Property and Equipment consists of the following:

                               June 30,          December 31
                                1997                1996
                              -----------        -----------
Leasehold improvements        $  695,486         $  695,486
Equipment                      1,727,067          1,708,998
Office furniture and equipment    35,970             36,400
                              -----------        -----------
                              $2,458,523         $2,440,884
Less accumulated depreciation   (261,522)          (182,492)
                              -----------        -----------
                              $2,197,001         $2,258,392
                              ===========        ===========

Shareholders' Equity

The Company is authorized to issue 10 million shares of its common stock. Each share of common stock entitles the holder to one vote. At its discretion, the Board of Directors may declare dividends on share of common stock, although the Board does not anticipate paying dividends in the foreseeable future. In February 1994, the Company received $100,000 from WVI in exchange for 4,845,455 shares of unregistered common stock. In March 1996, 2,129,871 of those shares were contributed back to the Company for no consideration and subsequently retired.

Net Loss Per Share

Net loss per common share is calculated based on the weighted average number of common shares and common share equivalents outstanding. Outstanding options to purchase shares of the Company's common shares have not been included in the calculations as their effect would be anti-dilutive.

Stock Incentive and Stock Grant Plans

During 1994, the Board of Directors established a pool of 250,000 shares of the Company's common stock for a stock incentive plan for issuance to employees, directors and consultants of the Company pursuant to the exercise of stock options granted under the plan or stock grants or stock sales. Administration of the plan, including determination of the number of shares to be issued, the term of exercise of any option, the option exercise price, and type of options to be granted, lies with the Board of Directors or a duly authorized committee of the Board of Directors.

As of June 30, 1997, options for a total of 138,000 shares have been awarded, net of cancellations. Options have vesting periods ranging from five years to ten years.

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

Income Taxes

No benefit for income taxes was recognized for the six months or three months ended June 30, 1997 and 1996 in the accompanying statement of operations as there can be no assurance that the Company will generate taxable income in the future against which such benefits could be realized.

At June 30, 1997, the Company had a net operating loss carryforward aggregating approximately $2 million for federal income tax purposes, which may be used to offset future taxable income, if any. The annual utilization of this carryforward may be limited if the Company undergoes the ownership change anticipated by management (see Proposed Merger note) or fails to meet continuity of business requirements defined by the Internal Revenue Code. The Company's net operating loss carryforwards beginning expiring in 2010.

Related Parties

Nature of related parties
The Company's president, Jim Bernau, partially owns and controls Willamette Valley Vineyards (WVV), a winery in Oregon, Willamette Valley Inc. (WVI) and Nor'Wester Brewing Company, Inc.(Nor'Wester), a microbrewery in Oregon. Additionally, Mr. Bernau is the president of each of the following subsidiaries of WVI: Aviator Ales, Inc. (AAI); Mile High Brewing Company (MHBC); Bayhawk Ales, Inc. (BAI); and North Country Brewing Company, Inc. (NCBCI); development stage companies located in Washington, Colorado and California, respectively. As a result of certain arrangements between the Company and its affiliates, as well as Mr. Bernau's positions with and/or ownership interests in each of these companies, inherent conflicts of interest exist with respect to the pricing of services, the sharing of resources and allocation of the Mr. Bernau's time.

Related Party Transactions

The Company purchased management and administrative services from WVI at a total cost of $28,192 and $26,275 for the three months ended June 30, 1997 and 1996, respectively. WVI contracts for certain of these services under a general services agreement between WVI and Nor'Wester.

Strategic Alliance and Cooperative Brewing Agreements The Company has entered into a Strategic Alliance (the "Alliance") with BAI, Nor'Wester, MHBC, NCBCI, and WVI. Nor'Wester, AAI, MHBC, and BAI are individually referred to as a "Cooperative Brewer." The purpose of the Alliance is to promote and support the growth of all of the Alliance members by increasing production at each Cooperative Brewer's facility and supporting the entry of Nor'Wester products into new markets. To achieve this goal, each Cooperative Brewer agreed to cooperatively brew Nor'Wester's products, and to support the entry of these products into new markets by facilitating Nor'Wester's access to the Cooperative Brewer's network of distributors. During January, 1997, AAI and MHBC ceased cooperative brewing of Nor'Wester beers.

As a result of the administrative services purchased and loans provided by WVI and the loan received from Nor'Wester, the Company has advances and loans payable to affiliates of $1,074,576 at June 30, 1997. Because management expects these advances and loan will eventually be eliminated when the proposed merger occurs, as discussed in the Proposed Merger note, these advances have been classified as current payables to affiliates at June 30, 1997.

Commitments

The Company has entered into a twenty-year operating lease arrangement with optional renewal terms for its production facility in Woodinville, Washington. Annual payments under the lease are $117,000 (totaling approximately $2,665,000 over the term of the lease), plus common area charges.

Proposed Merger and Investment by UBA

In light of lower than anticipated 1996 operating results, lower than anticipated first quarter 1997 sales and other operating results and adverse conditions within the craft beer industry in general, representatives of UBA and management and the investment bankers of the affiliated companies renegotiated the terms of the original UBA investment discussed in Form 10KSB/A for the year ended 1996 and Form 10QSB/A for the quarter ended March 31, 1997. The renegotiation reflects a significantly lower valuation for the affiliate companies, a reduction in the total amount of cash to be invested by UBA to $5.5 million and a reduction of UBA's percentage ownership position in UCB to 40% following consolidation. The Company and its affiliates (Nor'Wester, WVI, AAI and MHB) entered into an investment agreement with United Breweries of America, Inc. (UBA), an entity controlled by the UB Group of Bangalore, India. The agreement provides for Nor'Wester, WVI, AAI, MHBC and BAI to merge into a company to be known as United Craft Brewers (UCB). This proposed merger will result in the issuance of newly registered shares of UCB common stock in exchange for shares of Nor'Wester, WVI and its subsidiaries. The merger and share exchange will require approval by the Boards of Directors and shareholders of each of the entities. Following the merger, all shareholders in the Nor'Wester /WVI alliance will hold shares in UCB, a company which is intended to be listed for trading on the Nasdaq National Market system under the symbol ALES. Shares of Nor'Wester, WVI, AAI, BAI, and MHB outstanding at the effective time of each merger (other than shares of Aviator common stock, Bayhawk common stock and Mile High common stock owned by WVI) will be converted into the right to receive 0.3333333, 0.0785714, 0.0523809, 0.0785714 and 0.0523809 shares, respectively, of
UCB common stock.

Impact of Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129")which are effective for fiscal years ending after December 15, 1997. The Company believes the implementation of these statements will not have a material effect on its results of operations or financial statement disclosures.

Subsequent Events

Final adoption of the Proposed Merger and Investment is subject to approval by shareholder vote scheduled to take place at the Company's annual shareholder meeting on August 25, 1997, shareholder approval by vote for each of the Company's affiliates (Nor'Wester, WVI, BAI and MHB) also scheduled to be held on August 25, 1997 and other closing conditions contained within the Investment Agreement.


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

Results of Operations

Three Months Ended June 30, 1997 Compared to Three Months
Ended June 30, 1996

Gross Revenues

Gross revenues from beer and retail products totaled $291,501 for the quarter ended June 30, 1997 compared to gross revenues of $472,136 during the same quarter in 1996, resulting in a 38% decline in gross revenues. The drop in gross revenues is primarily due to the elimination of brewing activity under the cooperative brewing agreement between the Company and Nor'Wester and fewer sales of its own products in its own beer markets. The overall sales performance during the quarter ended June 1997 gives question to Aviator's ability to become self-sustaining in the near term.

Aviator's brewery currently has an annual production capacity of 57,000 barrels. Aviator sold 1,422 barrels and 2,870 barrels during the quarter ended June, 1997 and 1996 respectively.

Excise Taxes

Excise taxes were $19,024 (7% of gross revenues) for the three months ended June 30, 1997 compared to $22,611 (5% of gross revenues) for the same period in 1996.

Cost of Revenues

Cost of goods sold totaled $308,018 (113% of net revenues) for the three months ended June 30, 1997 compared to $495,225 (110% percent of net revenues) for the three months ended June 30, 1996. The cost of goods sold percentage continues to reflect the disproportionate cost of production for goods sold during a period when the facility was operating at less than its maximum designed capacity.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses decreased to $147,272 (54% of net revenues) for the three months ended June 30, 1997 from $188,327 (42% of net revenues) for the three months ended June 30, 1996. SG&A expenses reflect operating management and administrative services provided by Aviator's parent, WVI, as well as direct charges such as the general manager's salary and advertising expenses. The decrease in SG&A expenses is primarily attributable to implementation of expense controls and reduction of staff in an effort to minimize SG&A expenses.

Six Month Ended June 30, 1997 compared to Six Months Ended
June 30, 1996

Gross Revenues

Gross revenues from beer and retail products totaled $590,133 for the year ended June 30, 1997 compared to gross revenues of $746,241 for the year ended June 30, 1996, resulting in a 21% decline in gross revenues. The drop in gross revenues is primarily due to the elimination of brewing activity under the cooperative brewing agreement between the Company and Nor'Wester and fewer sales of its own products in it's own beer markets. The overall sales performance for the year ended June 1997 gives question to Aviator's ability to become self-sustaining in the near term.

Aviator sold 7,656 barrels and 4,140 barrels during the six months ended June, 1997 and 1996 respectively.

Excise Taxes

Excise taxes were $34,509 (6% of gross revenues) for the six months ended June 30, 1997 compared to $37,966 (5% of gross revenues) for the same period in 1996.

Cost of Revenues

Cost of goods sold totaled $606,774 (110% of net revenues) for the six months ended June 30, 1997 compared to $824,865 (116% percent of net revenues) for the six months ended June 30, 1996. The cost of goods sold percentage continues to reflect the disproportionate cost of production for goods sold during a period when the facility was operating at less than its maximum designed capacity.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses decreased to $238,819 (43% of net revenues) for the six months ended June 30, 1997 from $345,346 (49% of net revenues) for the six months ended June 30, 1996. SG&A expenses reflect operating management and administrative services provided by Aviator's parent, WVI, as well as direct charges such as the general manager's salary and advertising expenses. The decrease in SG&A expenses is primarily attributable to implementation of expense controls and reduction of staff in an effort to minimize SG&A expenses.

Net Loss

Net loss was $287,711 for the six months ended June 30, 1997 from $461,894 for the six months ended June 30, 1996 as a result of the individual line items discussed above.

Liquidity and Capital Resources

Aviator had cash and cash equivalents at June 30, 1997, December 31, 1997 and June 30, 1996 of $0 and $19,218 and $27,817, respectively.
Changes in cash and cash equivalents for the six months ended June 30, 1997 primarily consisted of cash used in operating activities of $193,053, limited fixed asset purchases of $17,638 offset by borrowings from affiliates of $193,564. Changes in cash and cash equivalents for the six months ended December 31, 1996 were due primarily to uses of cash in operations and purchases of brewing equipment offset by borrowings from affiliates.

Aviator's working capital deficit at June 30, 1997, December 31, 1996 and June 30, 196 was $1,356,956, $1,145,814 and $262,671, respectively.
Current ratios for the same periods were .25:1, .26:1 and .69:1, respectively.

Accounts payable at June 30, 1997, December 31, 1996 and June 30, 1996 was $641,118, $607,570 and $388,668, respectively. At June 30, 1997, accounts payable amounts past due were $1,349,565.

At June 30, 1997, December 31, 1997 and June 30, 1996, Aviator had payables to WVI and to other affiliated companies of $1,074,576, $881,012 and $662,889. The payables to affiliates consist primarily of advances by WVI and Nor'Wester to construct Aviator's brewery and support ongoing operations. Management expects that the payables to affiliates will be eliminated upon completion of the Consolidation.

Aviator requires significant capital to continue its operations. However, Aviator has very little capital resources, has insufficient operating results to obtain a bank line of credit and WVI, Aviator's parent, does not currently have adequate resources to support Aviator's operations. Aviator's management believes that current working capital together with projected income from operations is not sufficient to meet the cash needs of Aviator's operating subsidiaries through the end of 1997. Aviator's independent accountants expressed substantial doubt as to Aviator's ability to continue as a going concern in their report on Aviator's 1996 consolidated financial statements.

To address recent losses and the need for working capital, Aviator and its parent, WVI, have developed and are in the process of implementing plans designed to sustain operations until profitability is reached. In particular, Aviator has taken steps to: (i) implement a more focused marketing and sales plan designed to increase sales on a regional basis;
(ii) significantly reduce or eliminate cooperative brewing arrangements with affiliates which proved to be inefficient and costly; (iii) negotiate with past-due creditors for extended terms and payment plans and to allow for the possibility of obtaining debt financing; (iv) hire and retain highly qualified employees familiar with the brewing industry; (v) use bridge loans from UBA to fund operations until the Investment closes; and (vi) sell duplicate and/or under utilized assets created by the Consolidation for cash.

While management believes these plans will sustain Aviator's operations through June 30, 1998, no assurance can be given that these plans will provide the necessary revenue and profits to sustain Aviator's through that period. Aviator is highly dependent upon the receipt of additional amounts from UBA under the bridge loan and closing of the Investment.
No assurance can be given that UBA will loan Aviator further amounts under the bridge loan or that the Investment will close. If, for any reason, the Investment does not occur, alternative sources of debt financing and/or equity capital would have to be developed. There can be no assurance that such debt financing or capital will be available or, if available, under terms and conditions acceptable to Aviator. Aviator's inability to obtain additional capital would result in a material adverse effect on Aviator's business and results of operations.

Furthermore, assuming the Investment closes, UCB will be dependent upon the receipt of additional debt or equity financing to sustain operations of the Company until revenues are sufficiently increased and costs controlled to enable them to achieve positive cash flow and profitability. No assurance can be given that additional debt or equity financing will be available on terms acceptable to UCB or at all. Failure to obtain additional financing would have a material adverse effect on the operations and financial condition of the Company.


PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits: None.

   (b) No reports were filed on Form 8-K during the quarter which this report is filed.


                            SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AVIATOR ALES, INC.



Date:   August 14, 1997  By _____________________
                            Dusty Wyant
                            General Manager



SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AVIATOR ALES, INC.




Date:  August 14, 1997     By /s/ Dusty Wyant
                        Dusty Wyant
                        General Manager